Form 10-K
period 2011-09-30
Wellness Center USA, Inc.
filed 2011-12-13
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

       .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.: 333-173216

WELLNESS CENTER USA, INC.

(Name of small business issuer in its charter)

NEVADA	27-2980395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1014 E Algonquin Rd, Ste. 111, Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 925-1885

(Registrant’s telephone number, including area code)

Copies of communication to:

Aaron D. McGeary

The McGeary Law Firm, P.C.

405 Airport Hwy., Suite 5 Bedford, Texas 76021

Telephone (817)-282-5885 Fax (817)-282-5886

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the  Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

There is no established public trading market for our common stock.

As of December 9, 2011, the registrant had 15,030,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Wellness Center USA, Inc. (“WCU” or the "Company") was incorporated in the State of Nevada on June 30, 2010, engaged in the development of an internet online store business to market customized vitamins and other nutritional supplement solutions. Our intended products will be sold through our registered website www.aminofactory.com, presently under development. Our planned product line shall consist of Amino acid nutritional supplements and our target market will be the sports industry and the general health minded public.  Our current product portfolio is available only to our initial Beta test clients consisting of five Amino acid formulas. Once our website is further developed, our product portfolio shall be expanded to include a wider range of Amino acid offerings, including customized formulas uniquely tailored to fit each and every individual’s needs. A customer will start by logging into our aminofactory.com website and shall be able to select an Amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, the order shall be automatically placed for processing in our supplier’s factory. Product will be shipped directly by our supplier to the client, within seven business days.

Our Amino acid based products will be produced by unaffiliated third party manufactures and/or product fulfillment suppliers, specializing in Amino acid production. We have currently established a non-binding and non-exclusive Value Added (VAD) relationship with one such producer and product fulfillment provider, the New Jersey based Protein Factory, to support our initial offering of five selected supplements, as described below in the “products” section. These five products which we plan to sell can be also provided to our competitors by Protein Factory or perhaps other manufacturers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our website with our packaging and pricing; under the Protein Factory or our own amino factory label. Following successful conclusion of our Beta trial, WCU will have the opportunity to execute a binding VAD agreement with Protein Factory.

Further, in the near future, we plan to identify additional Amino acid suppliers to expand and diversify our product portfolio.

We are a developmental stage Company with minimal revenues and a limited operating history. As of September 30, 2011, we have had minimal revenues, have not begun operations and have $175 in cash. As of September 30, 2011, the Company received $134,875 in aggregate advances from its president and founder, for working capital purposes.

Our Company has no employees at the present time. There will be no need for staffing until our website development is fully completed. Our website employs automation features capable of linking incoming client orders with our supplier’s factory, for immediate processing and shipping directly to our client. All business functions are managed by our officer/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the company is financially capable to engage additional staffing.

We do not expect to have significant revenues for about one year from this date because we still need to setup several operational and marketing functions. Such milestones include, Beta testing of our recently completed website - with possible further development, establishment of product vendor relationships, and our marketing plan development. Our marketing plan will be centered on our website and will involve various search engine placements.  We intend to follow a step by step approach prior to creating any market exposure of our product line, ensuring first that our product thru-put is manageable and our order processing mechanisms sufficiently tested.

We plan to achieve most of these objectives through our Beta testing phase. Beta testing is a pre-release trial phase conducted with clients outside the company who are willing to offer assistance in troubleshooting a product or process, prior to production release and real-world exposure. Our Beta testing phase will take place over a four-six month period. Its commencement begun on July 6, 2011 and shall continue until the earliest of December 31, 2011 or full completion of fifty (50) product orders. Upon completion of the test we will have collected valuable data regarding our website’s functionality, including its transaction processing automation, its linking capabilities into our supplier’s Customer Relationship Management (CRM) system, and its product shipping and delivery monitoring features. Further, throughout the Beta test period we shall be able to evaluate our supplier’s performance relative to product integrity, on-time delivery, product support and customer satisfaction.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

ITEM 1A.   RISK FACTORS

An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. Following are what we believe are all the material risks involved if you decide to purchase shares in this offering.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Relating To Our Business

WE ARE A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY, AND AN INVESTMENT IN US IS CONSIDERED A HIGH RISK INVESTMENT WHEREBY YOU COULD LOSE YOUR ENTIRE INVESTMENT.

The Company is a developmental stage company with limited operating history. The Company is currently operating at a loss, and there is no assurance that the business development plans and strategies of the Company will ever be successful, or that the Company will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment. We may not generate revenues in the next twelve months sufficient to support our operations and therefore may rely solely on the cash we raise from investments.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS AND WE ARE CURRENTLY OPERATING AT A LOSS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying financial statements, the Company is in the development stage having just begun operations and with no revenue earned since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

WE NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.  IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

In order for the Company to continue operations it will need additional capital. Currently, we do not have any traditional financing arrangements. We cannot give any assurance that additional financing will be available to us or will be on terms favorable to us. If adequate additional financing is not available on acceptable terms, we may not be able to continue our business operations.

IT IS LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH SUBSEQUENT FUTURE PRIVATE OFFERING OF OUR SECURITIES.

Because the Company does not currently have any financing arrangements, and may not be able to secure favorable terms for future financing, the Company may need to raise capital through the sale of its common stock. The sale of additional equity securities will result in dilution to our stockholders.

NOT HAVING INDEPENDENT DIRECTORS LIMITS OUR ABILITY TO ESTABLISH EFFECTIVE INDEPENDENT CORPORATE GOVERNANCE PROCEDURES AND INCREASES THE CONTROL OF SOLE OFFICER.

The Company has only three directors, neither of which is independent; accordingly, we cannot establish board committees with independent members to oversee certain functions such as compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our sole officer’s decisions and activities and little ability of shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of shareholders.

IN THE FUTURE WE MAY INCUR PRODUCT LIABILITY CLAIMS, WHICH COULD INCREASE OUR COSTS AND/OR ADVERSELY AFFECT OUR BUSINESS, REPUTATION, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

Currently we are a development stage company and have no products requiring liability insurance. However, in the future we intend to obtain insurance coverage because if we become a retailer, formulator and/or manufacturer of products designed for human consumption, we will be subject to product liability claims if the use of our products, whether manufactured by us or by our third-party manufacturer, were to be alleged to have resulted in illness or injury or if our products were to include inadequate instructions or warnings. Our products will consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and generally are not subject to pre-market regulatory approval or clearance in the U.S. by the U.S. Food and Drug Administration (FDA) or other governmental authorities. Our products could contain spoiled or contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of our products may be produced by third-party manufacturers. If we were a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products that we do not manufacture. We could be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and, therefore, adversely affect our reputation with our customers, which in turn could adversely affect our business, financial condition or results of operations.

UNFAVORABLE PUBLICITY OR CONSUMER ACCEPTANCE OF OUR PRODUCTS OR OF NUTRITIONAL SUPPLEMENTS GENERALLY COULD REDUCE OUR SALES.

If we were to become an operating company, we will be highly dependent upon consumer acceptance of the safety, efficacy and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our business, reputation, financial condition or results of operations.

IF WE LOSE OR ARE UNABLE TO OBTAIN KEY PERSONNEL, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

We currently have no employees. Our success depends to a significant degree upon the continued contributions of our sole executive officer, Andrew J. Kandalepas. We do not have an employment agreement with our executive officer, and we cannot guarantee that any such person will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on our executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

AN UNEXPECTED INTERRUPTION OR SHORTAGE IN THE SUPPLY OR SIGNIFICANT INCREASE IN THE COST OF RAW MATERIALS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS, WHICH COULD REDUCE OUR SALES AND OUR MARGINS.

To the extent we engage in relationships with contract manufacturers in the future, an unexpected interruption of supply or a significant increase in the cost of raw materials, whether to us or to our contract manufacturers for any reason, such as regulatory requirements, import restrictions, loss of certifications, disruption of distribution channels as a result of weather, terrorism or acts of war, or other events, could result in significant cost increases and/or shortages of our products. Our inability to obtain a sufficient amount of products or to pass through higher cost of products we offer could have a material adverse effect on our business, financial condition or results of operations.

IF WE EXPERIENCE PRODUCT RECALLS, WE MAY INCUR SIGNIFICANT AND UNEXPECTED COSTS AND DAMAGE TO OUR REPUTATION AND, THEREFORE, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

To the extent we engage in product sales in the future, we may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations.

WE ARE ENTIRELY DEPENDENT ON OUR NON-BINDING RELATIONSHIP WITH PROTEIN FACTORY TO FURTHER OUR BUSINESS PLAN.

We rely on Protein Factory’s manufacturing and fulfillment capabilities to produce the products available through Wellness Center USA, Inc. In the event our relationship with Protein Factory was terminated, we would need to seek an alternative manufacturer for our products.

COMPLYING WITH NEW AND EXISTING GOVERNMENT REGULATION, BOTH IN THE U.S. AND ABROAD, COULD SIGNIFICANTLY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products are sold. Government regulations may prevent or delay the introduction or require the reformulation of our products.

The FDA regulates, among other things, the manufacture, composition, safety, labeling, marketing and distribution of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety we present for new dietary supplements we wish to market, or they may determine that a particular dietary supplement or ingredient that we currently market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall supplements or products containing that ingredient.

The FDA may also determine that certain advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is an unacceptable drug claim or an unauthorized version of a food or dietary supplement “health claim.” Failure to comply with FDA or other regulatory requirements could prevent us from marketing particular dietary supplement products or subject us to administrative, civil or criminal penalties.

The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies for failing to have adequate substantiation for claims made in advertising or for using false or misleading advertising claims. The FTC routinely polices the market for deceptive dietary supplement advertising and accepts and reviews complaints from the public concerning such advertising.

The FTC also regulates deceptive advertising claims and promotional offers of savings compared to “regular” prices. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, including promotions for savings off of regular prices. The NAD has no enforcement authority of its own but may refer promotions to the FTC that the NAD views as violating FTC guides or rules. Violations of these orders could result in substantial monetary penalties.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation would have on our business in the future. These developments could require reformulation of certain products to meet new standards, product recalls, discontinuation of production of certain products not amenable to reformulation, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly, restrict our ability to sell our products, delay our ability to deliver products on time, result in customer migration to other suppliers, or otherwise have a material adverse effect on our business, financial condition and results of operations. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act, requiring mandatory adverse event reporting for all dietary supplements and over-the-counter drugs sold in the U.S., was recently signed into law. This law could materially increase our record keeping and documentation costs. In addition, the FDA has issued revised final rules on Good Manufacturing Practice (GMP), creating new requirements for manufacturing, packaging or holding of dietary ingredients and dietary supplements. These regulations require dietary supplements to be prepared, packaged and held in compliance with stricter rules, and require quality control provisions similar to those in the drug GMP regulations. We or our third-party manufacturers may not be able to comply with the new rules without incurring additional expenses, which could be significant.

WE PLAN TO OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND GROWTH PROSPECTS.

The U.S. vitamins and dietary supplements industry is a large and highly fragmented industry. Our potential competitors include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other participants in the industry. The principle elements of competition in the industry are price, selection and distribution channel offerings. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the U.S., we shall also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products gain market acceptance, we may experience increased competition for those products as more participants enter the market. Currently, we are not a manufacturer. To the extent that we become a manufacturer or engage third party manufacturers to produce our products, our manufacturing capabilities may not be adequate or sufficient to compete with large scale, direct or third-party manufacturers of nutritional supplements. Certain of our potential competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our potential competitors may be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

OUR FAILURE TO EFFICIENTLY RESPOND TO CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS AND SERVICES COULD SIGNIFICANTLY HARM OUR PRODUCT SALES, INVENTORY MANAGEMENT AND CUSTOMER RELATIONSHIPS AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

If we become successful, our continued success will depend, in part, on our ability to anticipate and respond to changing consumer trends and preferences. We may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively impact our inventory levels, sales and consumer opinion of us as a source for the latest products. The success of our new product offerings depends upon a number of factors, including our ability to:

•

accurately anticipate customer needs;

•

innovate and develop new products;

•

successfully commercialize new products in a timely manner;

•

competitively price our products;

•

procure and maintain products in sufficient volumes and in a timely manner; and

•

differentiate our product offerings from those of our competitors.

If we do not introduce new products, make enhancements to existing products or maintain the appropriate inventory levels to meet customers’ demand in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

THE CURRENT GLOBAL ECONOMIC DOWNTURN OR RECESSION COULD ADVERSELY AFFECT OUR INDUSTRY AND, THEREFORE, RESTRICT OUR FUTURE GROWTH.

The current global economic downturn or recession could negatively affect our sales because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the markets for our products significantly deteriorate due to the economic situation, our business, financial condition or results of operations could be materially and adversely affected.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 1014 E. Algonquin Road, Suite 111, Schaumburg, IL, 60173. Our telephone number is (847)-925-1885.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Our Common Stock

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of December 6, 2011 there were 15,030,000 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Company does not have any Preferred Stock authorized.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

In November 2010, the Company issued (i) warrants to purchase 6,318,334 shares of the Company’s common stock to the investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance in connection with the sale of common shares in November 2010 (the “2010 Offering”) which were valued at zero due to the fact that those equity units were sold at par of $0.001, (ii) warrants to purchase 375,000 shares of the Company’s common stock to stockholder with an exercise price of $0.01 per share expiring five (5) years from the date of issuance as part of the professional services, valued at $38 on the date of grant, all of which have been earned upon issuance.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights.

Pursuant to Section (F) Anti-dilution provisions of the warrant, the number of shares to be received upon the exercise of the warrant and the exercise price to be paid for a share hereinafter sometimes referred to as “Exercise Price” which may be adjusted from time to time as hereinafter provided:

(1)

In case the Company shall issue Shares as a dividend upon Shares or in payment of a dividend thereon, or shall subdivide the number of outstanding Shares into a greater number of shares or shall contract the number of outstanding Shares into a lesser number of shares, the Exercise Price then in effect shall be adjusted, effective at the close of business on the record date for the determination of shareholders entitled to receive the same, to the price (computed to the nearest cent) determined by dividing: (a) the product obtained by multiplying the Exercise Price in effect immediately prior to the close of business on such record date by the number of Shares outstanding prior to such dividend, subdivision or contraction; by (b) the sum of the number of Shares outstanding immediately after such dividend, subdivision, or contraction.

(2)

If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Holder of each Warrant shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions specified in the Warrant and in lieu of the Shares of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented by such Warrant, such Shares, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding Shares immediately theretofore purchasable and receivable upon the exercise of the rights represented by such Warrant had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interest of the Holder to the end that the provisions of the Warrant (including, without limitation, provisions for adjustment of the Exercise Price and of the number of Shares issuable upon the exercise of Warrants) shall thereafter be applicable as nearly as may be practicable in relation to any shares of stock, securities, or assets thereafter deliverable upon exercise of Warrants. The Company shall not affect any such consolidation, merger or sale unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume, by written instrument, the obligation to deliver to the Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, the Holder may be entitled to purchase.

(3)

Upon each adjustment of the Exercise Price pursuant to this Section (F), the number of shares of Common Stock specified in each Warrant shall thereupon evidence the right to purchase that number of shares of Common Stock (calculated to the nearest hundredth of a share of Common Stock) obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock purchasable immediately by the Exercise Price in effect after such adjustment.

(4)

Irrespective of any adjustment of the number or kind of securities issuable upon exercise of Warrants or the Exercise Price, Warrants theretofore or thereafter issued may continue to express the same number of Shares and Exercise Price as are stated in similar Warrants previously issued.

(5)

The Company may, at its sole option, retain the independent public accounting firm regularly retained by the Company, or another firm of independent public accountants of recognized standing selected by the Company's Board of Directors, to make any computation required under this Section (F) and a certificate signed by such firm shall be conclusive evidence of any computation made under this Section (F).

(6)

Whenever there is an adjustment in the Exercise Price or in the number or kind of securities issuable upon exercise of the Warrants, or both, as provided in this Section (F), the Company shall: (i) promptly file in the custody of its Secretary or Assistant Secretary a certificate signed by the Chairman of the Board or the President or a Vice President of the Company and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company, showing in detail the facts requiring such adjustment and the number and kind of securities issuable upon exercise of each Warrant after such adjustment; and (ii) cause a notice stating that such adjustment has been effected and stating the Exercise Price then in effect and the number and kind of securities issuable upon exercise of each Warrant to be sent to each registered holder of Warrant.

(7)

In addition to the adjustments otherwise set forth in this Section (F), the Company, in its sole discretion, may reduce the Exercise Price or extend the expiration date of the Warrant.

(8)

The Exercise Price and the number of Shares issuable upon exercise of a Warrant shall be adjusted in the manner and only upon the occurrence of the events heretofore specifically referred to in this Section (F).

Pursuant to Section (G) Registration rights of the warrant, the warrant holder shall have piggyback registration rights as set forth in paragraph 12 of that certain Stockholder Subscription Agreement by and between the Company and the warrant holder.

The fair value of the warrants estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	November 10, 2010	November 30, 2010
Expected life (year)	5	5

Expected volatility*	63.78%	63.78%

Expected dividends	0.00%	0.00%

Risk-free rate(s)	1.23%	1.47%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility. The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements. The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expect life of the share options of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The aggregate fair value of the warrants issued in November 30, 2010 using the Black-Scholes Option Pricing Model was $38 on the date of issuance.

The table below summarizes the Company’s warrants activities through September 30, 2011:

	Number		Weighted	Fair
	of	Exercise	Average	Value at	Aggregate
	Warrant	Price Range	Exercise	Date of	Intrinsic
	Shares	Per Share	Price	Issuance	Value
Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Earned and exercisable, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	6,693,334	4.16	$0.01	6,693,334	4.16	$0.01

$0.01	6,693,334	4.16	$0.01	6,693,334	4.16	$0.01

Options

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s board of directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent.  The 2010 Option Plan was initiated to encourage and enable officer, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

On June 30, 2010, upon formation, the Company issued an option to purchase 1,600,000 shares of common stock to the Company’s founder at $0.01 per share valued at nil on the date of grant as compensation.

The fair value of the option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 30, 2010
Expected option life (year)	5

Expected volatility*	63.78%

Expected dividends	0.00%

Risk-free rate(s)	1.79%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility.  The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements.  The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expect life of the share options of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The fair value of the stock options issued on June 30, 2010 under the 2010 Option Plan using the Black-Scholes Option Pricing Model was nil at the date of grant.

On November 30, 2010, the Company issued an option to purchase 200,000 shares of common stock to the newly appointed members of the board of directors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance as part of the professional services.

The fair value of the option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

November 30, 2010
Expected option life (year)	5

Expected volatility*	63.78%

Expected dividends	0.00%

Risk-free rate(s)	1.47%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility. The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements. The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expect life of the share options of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The fair value of the stock options issued on November 30, 2010 under the 2010 Option Plan using the Black-Scholes Option Pricing Model was $20 at the date of grant.

The table below summarizes the Company’s stock option activities through September 30, 2011:

		Exercise	Weighted	Fair
	Number of	Price	Average	Value	Aggregate
	Option	Range	Exercise	at Date	Intrinsic
	Shares	Per Share	Price	of Grant	Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Vested and exercisable, September 30, 2011	1,735,000	$0.01	$0.01	$14	$-

Unvested, September 30, 2011	65,000	$0.01	$0.01	$7	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000	3.75	$0.01	1,600,000	3.75	$0.01

$0.01	200,000	4.12	0.01	135,000	4.12	0.01

$0.01	1,800,000	3.79	$0.01	1,735,000	3.79	$0.01

As of September 30, 2011, there were 5,700,000 shares of stock options remaining available for issuance under the 2010 Plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Action Stock Transfer, having an office situated at 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121.

INTERESTS OF NAMED EXPERTS AND COUNSEL

No expert or counsel named in this Annual Report as having prepared or certified any part of this Annual Report or having given an opinion upon the validity of the securities being registered or upon other legal matters in connection with the registration or offering of the common stock was employed on a contingency basis, or had, or is to receive, in connection with the offering, a substantial interest, direct or indirect, in the registrant or any of its parents or subsidiaries. Nor was any such person connected with the registrant or any of its parents or subsidiaries as a promoter, managing or principal underwriter, voting trustee, director, officer, or employee.

The financial statements of Wellness Center USA, Inc., a Nevada corporation have been included in this Annual Report in reliance on the report of Li & Company, PC, an independent registered public accounting firm, given on the authority of that firm as experts in auditing and accounting.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward Looking Statements

Except for historical information, the following Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

Plan of Operation

We are a newly formed company, engaged in the development of an internet online store business, to market customized vitamins and other nutritional supplement solutions, through our registered website aminofactory.com, presently under development. Our planned product line shall consist of Amino acid supplements and our target market is the sports industry and the general health minded public. Our current product portfolio is available only to our initial Beta test clients consisting of five Amino acid formulas. We have had minimal revenues, have not begun operations and have $175 in cash as of September 30, 2011. We plan to continue developing our business and do not expect any product revenues for approximately one year from this date.

Letter of Understanding with Protein Factory (Manufacturer)

Wellness Center USA, Inc.’s present relationship with Protein Factory, Inc. (PF) is a non-exclusive and non-binding Value Added Distributorship (VAD). Following are the principal terms of the official Letter of Understanding (LOU).

LOU Summary of Terms:

1.    LOU is applicable for a period of one (1) year with automatic renewal unless either party terminates the agreement in writing, sixty (60) days prior to the end of the agreement term.

2.    The LOU is a non-binding and non-recourse instrument until such time as the parties agree to enter into a definitive and binding agreement.

3.    WCU will make a market for certain specific products, independent of any marketing programs presently employed by Protein Factory Inc. As such, WCU will market PF’s products under a Value Added Distributorship (VAD) arrangement. Under the VAD arrangement, each of the parties shall be independent of each other’s financial undertakings. PF’s shall make its products available to WCU at a pre-determined fixed price and WCU will create its own market price for its client base. Each party shall retain 100% of its respective revenue.

Website Development Plan

At present, we have finalized our initial website development phase and are conducting the Beta testing. Once our website is further developed, our product portfolio shall be expanded to include a wider range of Amino acid offerings, including customized formulas uniquely tailored to fit each and every individual’s needs. A customer will start by logging into our aminofactory.com website and shall be able to select an Amino acid supplement and/or nutritious formula combination, derived by the answers provided to the on-line questionnaires. Once a suitable supplement solution has been chosen by the client, the order shall be automatically placed for processing in our supplier’s factory. Product will be shipped directly by our supplier to the client, within seven business days.

Product Manufacturing Plan

Our products are being produced by Protein Factory, a New Jersey manufacturer of Amino acid based nutritional products, to supply our initial custom orders during our Beta trial. Our present relationship as a Value Added Distributor (VAD) with Protein Factory is non-exclusive and non-binding. The products which we plan to sell can be also provided to our competitors by Protein Factory or perhaps other manufacturers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our aminofactory.com website with our custom packaging and pricing, either with the Protein Factory label or our own aminofactory label. Following successful conclusion of our Beta trial, WCU will have the opportunity to execute a binding VAD agreement with Protein Factory. Further, in the near future, we plan to identify additional Amino acid suppliers to expand and diversify our product portfolio. Protein Factory is a licensed manufacturer of Amino acid products, including of the Ajinomoto brand. We have no direct relationship with Ajinomoto and do not own any product patents for this brand. We have selected Ajinomoto for inclusion in our product portfolio because its Amino acids are widely used, of good quality, and will be attractive to our potential clients. For processing our client orders automatically through our aminofactory.com website, we have linked aminofactory.com with Protein Factory for product placement and processing. We have also linked our website directly with our merchant banking account at Bank of America to receive credit card payments upfront from our clients over the internet, at the time of product ordering. Similar banking arrangements have been set up through Google and PAYPAL.

Marketing Plan

WCU’s next step will be to establish a sound marketing plan. We intend to follow a step by step approach prior to creating any kind of market exposure of our intended product line, ensuring first that our product thru-put is manageable and our order processing mechanisms sufficiently tested. Once we have total assurance in our order processing and product procurement, we plan to begin our initial marketing campaign. Our main marketing and promotional vehicles shall involve various internet search engine tools. The pace and size of our campaign will highly depend on the then available funding and product acceptance. However, provided we have suitable product demand during our initial campaign, we believe that we have good knowledge of the financial markets to pursue the potential capital needed to grow our operations accordingly.

Management

Presently, all business functions are managed by our officer/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the company is financially capable to engage additional staffing. At his discretion, Mr. Kandalepas has elected not to receive any compensation for his services, until the company is financially capable to compensate him. He is also serving on the company’s board of directors, supported by two other directors.

Short Term Operating Requirements (first year) - Summary

For a period of six to eight months, we shall remain a development stage company; completing and testing our website and preparing our marketing plan. Our operational costs during this development period are expected to run approximately $8,000/monthly, including administrational costs. Following completion of our website and marketing plan development, we intend to kick off our initial marketing campaign. For a period of three to four months, our marketing campaign shall be limited; to ensure timely product delivery and good customer service. During this period, we intend to hire two employees to support our marketing and customer support functions.  As a result of our new hiring, our total costs during this period shall increase to $14,500/monthly. Therefore our capital requirements during the first twelve months shall be:

• Operating Costs (8 months) - July 2011 to February 2012	$64,000
• Operating Costs (4 months) - March 2012 to June 2012	$58,000

Total Operating Costs (12 months) - July 2011 to June 2012	$122,000

Capital Source(s)

We are totally dependent upon our founder and Officer, Andrew J. Kandalepas to meet our operating requirements. Mr. Kandalepas, however, is not under any obligation, formal or otherwise, to fund our working capital. Mr. Kandalepas intends to provide the entire $122,000 estimated to fund our operations for the first twelve months, but, no assurance can be given that Mr. Kandalepas will provide the funding we need for operations.  In the event that Mr. Kandalepas cannot provide sufficient working capital to the Company, we may have to curtail its operations to keep our spending to the minimum to conserve cash and keep the Company operates. For the period July 1, through October 7, 2011, the Company received advances from Mr. Kandalepas of $20,300, in aggregate for working capital purposes.

Long Term Operating Requirements (second year) - Summary

As we begin our product sales following the first year of operation, we will need additional staffing to support our sales administration and secretarial functions. As such, during the second year, we plan to hire two additional employees, one for sales administration and one secretarial. Our capital requirements during the second year of operation shall increase by approximately $80,000. Therefore our expected operating costs during the second year of operation are as follows:

• Operating Costs (6 months) - June 2012 to Dec. 2012	$91,000
• Operating Costs (6 months) - Jan 2013 to May 2013	$111,000

Operating Costs – (12 months) - June 2012 to May 2013	$202,000
Total Operating Costs (including officer’s salary of $100K)	$302,000

Revenues/Capital Source(s)

We anticipate that during our ramp up period, from June 2012 to December 2012, we can generate $350,000 in revenues, and $600,000 during the following five months, from January 2013 to May 2013. Our intended product line, due to its customized nature, will allow us to realize respectful profit margins. As an added value distributor, our typical gross profit margins for our intended product line shall range from 40% to 60%, or more. Unlike Protein Factory’s affiliate program which is commission based, we are flexible to set our own pricing for the products we sell as our offerings are  marketed through our own website checkout payment method, our own marketing strategy and expense. Based on our anticipated revenues during the second year of operation, our business can be self-sufficient and support additional growth. Anticipated revenues are follows:

Revenue Summary

Revenue Forecast -- June 2012 to Dec. 2012: $350,000

Revenue Forecast – Jan. 2013 to May 2013: $600,000

Total Est. Revenues – June 2012 to May 2013: $950,000

Cash Flow Summary (12 months)

Total Estimated Gross Profit -

$380,000

Total Estimated Operating Cost -

$302,000

Total Estimated Profit (pre-tax) -

  $78,000

Assumptions about Future Performance and Projections of Wellness Center USA, Inc.

Given that we are in beta testing and prior to entering a commercial initiation of a product specter limited to five products, management would like to express some important observations which will determine the level of our success or lack thereof. At this initial phase of business development, we have limited knowledge on how sales and product demand will grow. However, we are optimistic that our focus on Amino acid products will be embraced by our prospective clients and become a trusted supplier to them.

There are three key drivers that determine our future performance expectations - they are demand driven indicators of revenues.

1.       Cost of website traffic in building brand awareness

2.       Conversion of web traffic into product acquisition for each of our five products

3.       Customer experience and website ease in purchasing online - drive repeat purchases

Our overall cost of sales is very manageable and transparent as we have good insight into all fixed costs with relative low sales volumes. Our business model allows us to manage variable expenses as our suppliers bear all manufacturing, shipping and handling costs.

The company will not retain any inventory and will therefore have the ability to increase or decrease its product portfolio, without financial consequences. This flexibility is also very beneficial because it will extend us the opportunity to determine which products do well and which products do less well, without any underlined penalties

Future performance will depend on management’s ability to understand what capital expenditures will build brand awareness through website traffic. Further, creative campaigns will have to be utilized based on good understanding of consumer behavior, demographics, and perhaps some trial and error experimentation. As such, we will be required to undergo though several learning curves before we obtain a good insight on realistic spending requirements. Until we acquire the experience, we will not know the yield per each dollar invested in customer acquisition..

Therefore, the company is not able to provide a detailed profit and loss breakdown at this time. We have internally developed sales objectives and we do understand our costs well for the next eight to twelve months but will need to formulate same for our long term plan.

We cannot project positive cash flow generation for the first twelve months. However we do have internal plans and objectives to have positive cash flow generation beyond the first year. Accordingly, we foresee a negative EPS (earnings per share) for the first year.

Since the entry barriers are low at the beginning of the commercial phase, we prefer to keep product margin data not available to the public domain for the time being, however there will be ample opportunity to report our margins in future filings.

In the event the company’s revenues fall short of expectations and if additional capital is needed to support the company’s ongoing needs; our founder has the expertise in helping finance emerging start-up firms. Particularly, provided our management’s goal is realized in taking the company public, our founder’s ability in financing listed companies is especially strong - due to his extensive involvement and knowledge of the public equities markets.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are a developmental stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue operations.

Results of Operations

No Comparisons are available as this is the Company’s first year of Operation. Minimal sales or income was recorded for the twelve month period.

Operating Costs and Expenses

Total operating costs for the twelve months of operations ended September 30, 2011 totaled $109,184. This included $13,913 in consulting fees, $59,335 in professional fees, including the cost related to our S-1 Registration Statement declared effective on October 24, 2011, $21,489 in rent expense to a related party, and $14,447 in general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2011, our cash balance is $175. We believe that our cash balance in conjunction with additional capital to be raised and/or advances from our majority stockholder and president, the Company shall be able to sufficiently fund our limited levels of operations until the end of our next fiscal year, however no assurance can be given that additional capital and/or advances can be raised during the period. We are a developmental stage company and have only generated nominal revenue from inception to date. We expect to raise additional capital to have adequate funds available to pay for our minimum level of operations.

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is due to the fact that we have only generated nominal revenues since inception. There is no assurance we will ever commence operations and become operational.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

Our independent registered public accounting firm added an explanatory paragraph to its audit opinion issued in connection with the audit of our financial statements. The Company had a deficit accumulated during the development stage at September 30, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with minimal revenue earned since inception.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Employees

We currently have no employees.

Significant Accounting Policies

The Company’s significant accounting policies include the following:

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Fair value of financial instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of income and comprehensive income (loss).

Office equipment

Office equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instruments issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of shares options or similar instruments award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•

Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for to be quoted on the OTC Bulletin Board trading system, but there can be no assurance we will obtain such a listing. In order to apply for a quotation, our security must be sponsored by a market maker application on Form 211 and demonstrate compliance with Rule 15c2-11. At this time, the Company has not formally engaged a market maker to make such an application. Although there are no formal requirements to be eligible for quotation on the OTC Bulletin Board trading system, the Company will need to be a mandatory filer pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The Company does not currently meet this requirement, but the Company is in the process of applying to be a mandatory filer since its registration on Form S-1 was deemed effective by the SEC on October 24, 2011.

The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

In the event we become a listed Company, there are no assurances that our shares will be liquid. As a Company, we may be an unattractive investment for the general investors because our business is limited primarily to the sports supplements industry, even though we believe there are very few public companies doing business in the same sector. In light of limited knowledge in our business, investors may find that we are not an attractive public company worthy of investing. We may be required to offer discounted premiums for our shares to investors if perceive our shares as being illiquid.

The typical factors affecting stock liquidity normally are: adequate capitalization, investor perception and interest, revenues, earning, firm size, compression of ownership structure, level of information asymmetry, utilization rate of margin trading, and investor’s stock demand. The level of capitalization can impact the company’s operations and may have an effect on stock price.  The level of investor interest may determine extent of Company’s capitalization and respective stock price. Further, revenues and earnings have a direct correlation on the value of the company and therefore impact stock price accordingly. In some cases, the size of the Company affects liquidity, and in our case the small size may cause less liquidity. Some other factors that can affect liquidity are as follows:  (1) the more scattered ownership structure is, the higher the liquidity may be; (2) the higher margin trading utilization is, the higher the stock liquidity may be; (3) the liquidity of an individual stock is positively related to the liquidity of the entire market; and (4) the more investor's perceptions are absorbed, the higher the stock liquidity.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS AND SHALL BE DIFFICULT TO TRANSACT DUE TO VOLUME LIMITATIONS AND EXEMPTION RESTRICTIONS.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

Since our S-1 Registration Statement became effective on October 24, 2011, we plan to engage a market maker immediately following the close of the offering and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance with our on-going reporting requirements, we will require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to further capitalize the company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There will be ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterlies (10Qs) and annual filings (10Ks), and auditor’s fees. Further, there will be processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain cost for the new language xBRL that will be required as part of the EDGAR filing.  As such, there will be cost relating to the filing of all and any reporting of material changes in the company through the 8-K’s, S-8 registrations, disclosure Forms 3, 4 and 5, and any other SEC filing requirement in the corporate governance of a reporting issuer to the SEC.  We estimate that these costs could result up to $75,000 per year initial ongoing costs that would need to be included in the financing of the company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Wellness Center USA, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at September 30, 2011 and 2010	F-3

Statements of Operations for the Fiscal Year Ended September 30, 2011, for the Period from June 30, 2010 (inception) through September 30, 2010, and for the Period from June 30, 2010 (inception) through September 30, 2011

F-4

Statement of Stockholders’ Deficit for the Period from June 30, 2010 (inception) through September 30, 2011	F-5

Statements of Cash Flows for the Fiscal Year Ended September 30, 2011, for the Period from June 30, 2010 (inception) through September 30, 2010, and for the Period from June 30, 2010 (inception) through September 30, 2011

F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wellness Center USA, Inc.

(A Development Stage Company)

Schaumburg, Illinois

We have audited the accompanying balance sheets of Wellness Center USA, Inc., a development stage company, (the “Company”) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year ended September 30, 2011, for the period from June 30, 2010 (inception) through September 30, 2010, and for the period from June 30, 2010 (inception) through September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal year ended September 30, 2011, for the period from June 30, 2010 (inception) through September 30, 2010, and for the period from June 30, 2010 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, earned nominal revenues since inception and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

December 12, 2011

Wellness Center USA, Inc.
(A development stage company)
Balance Sheets

	September 30, 2011	September 30, 2010

Assets
Current Assets
Cash	$175	$200
Prepaid expenses	-	16,500

Total current assets	175	16,700

Office Equipment
Office equipment	1,150	-
Accumulated depreciation	(288)	-

Office Equipment, net	862	-

Total Assets	$1,037	$16,700

Liabilities and stockholders' deficit
Current Liabilities
Advances from stockholder	$134,875	$53,075
Accrued expenses	3,300	3,000

Total current liabilities	138,175	56,075

Stockholders' Deficit
Common stock: $0.001 par value: 75,000,000 shares authorized; 15,030,000 and 3,665,000 shares issued and outstanding, respectively
	15,030	3,665
Additional paid-in capital	58	-
Deficit accumulated during the development stage	(152,226)	(43,040)

Total stockholders' deficit	(137,138)	(39,375)

Total Liabilities and Stockholders' Deficit	$1,037	$16,700

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A development stage company)
Statements of Operations

		For the Period from	For the Period from
	For the Fiscal Year	June 30, 2010	June 30, 2010
	Ended	(Inception) through	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$312	$-	$312

Costs of Goods Sold	314	-	314

Gross Profit	(2)	-	(2)

Operating Expenses
Consulting fees	13,913	36,500	50,413
Officer's compensation	-	3,665	3,665
Professional fees	59,335	-	59,335
Rent expense - related party	21,489	-	21,489
General and administrative	14,447	2,875	17,322

Total operating expenses	109,184	43,040	152,224

Loss before Income Taxes	(109,186)	(43,040)	(152,226)

Income Tax Provision	-	-	-

Net Loss	$(109,186)	$(43,040)	$(152,226)

Net loss per common share - Basic and Diluted
	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted
	13,125,860	3,665,000

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A development stage company)
Statement of Stockholders' Deficit
For the period from June 30, 2010 (inception) through September 30, 2011

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Deficit

June 30, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued at $0.001 per share upon formation	3,665,000	3,665	-	-	3,665

Net loss	-	-	-	(43,040)	(43,040)

Balance September 30, 2010	3,665,000	3,665	-	(43,040)	(39,375)

Issuance of common shares and warrants for cash at par on November 10, 2010	2,557,500	2,557	-	-	2,557

Issuance of common shares and warrants for cash at par on November 30, 2010	7,982,500	7,983	-	-	7,983

Issuance of common shares as compensation valued at par on November 30, 2010	375,000	375	-	-	375

Issuance of warrants as compensation on November 30, 2010	-	-	38	-	38

Issuance of common shares to newly appointed board of directors valued at par on November 30, 2010	200,000	200	-	-	200

Issuance of options to newly appointed board of directors on November 30, 2010	-	-	20	-	20

Issuance of common shares to two members of board of directors valued at par on June 30, 2011	250,000	250	-	-	250

Net loss	-	-	-	(109,186)	(109,186)

Balance, September 30, 2011	15,030,000	$15,030	$58	$(152,226)	$(137,138)

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A development stage company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Fiscal Year	June 30, 2010	June 30, 2010
	Ended	(Inception) through	(Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from Operating Activities
Net loss	$(109,186)	$(43,040)	$(152,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	825	3,665	4,490
Warrants and options issued for compensation and services	58	-	58
Depreciation expense	288	-	288
Changes in operating assets and liabilities:
Prepaid expenses	16,500	(16,500)	-
Accrued expenses	300	3,000	3,300

Net Cash Used in Operating Activities	(91,215)	(52,875)	(144,090)

Cash Flows from Investing Activities
Purchase of office equipment	(1,150)	-	(1,150)

Net Cash Used in Investing Activities	(1,150)	-	(1,150)

Cash Flows from Financing Activities
Sale of common shares for cash	10,540	-	10,540
Advances from stockholder	81,800	53,075	134,875

Net Cash Provided by Financing Activities	92,340	53,075	145,415

Net Change in Cash	(25)	200	175

Cash - beginning of period	200	-	-

Cash - end of period	$175	$200	$175

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

September 30, 2011 and 2010

Notes to the Financial Statements

Note 1 - organization and operations

Wellness Center USA, Inc., a development stage company, (the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company plans to engage in online sports and nutrition supplements marketing and distribution through its website www.aminofactory.com.

Note 2 - summary of significant accounting policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal year end

The Company elected September 30 as its fiscal year end date upon its formation.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Office equipment

Office equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instruments issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of shares options or similar instruments award is estimated on the date of grant using a Black-Scholes option-pricing model.  The ranges of assumptions for inputs are as follows:

-

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

-

Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

-

Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option.

-

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2011 or for the period from June 30, 2010 (inception) through September 30, 2010.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Fiscal Year Ended	For the Period from June 30, 2010 (inception) through
	30-Sep-11	30-Sep-10
Stock options

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	-

Sub-total: stock options	1,800,000	1,600,000

Warrants

Warrants issued on November 10, 2010 to the investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	-

Warrants issued on November 30 , 2010 to the investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	4,718,334	-

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	-

Sub-total: warrants	6,693,334	-

Total potentially outstanding dilutive common shares	8,493,334	1,600,000

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, a net loss and net cash used in operating activities for the fiscal year then ended, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at September 30, 2011 and September 30, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	September 30, 2010
Office equipment	5	$1,150	$-

		1,150	-

Less accumulated depreciation		(288)	(-)

		$862	$-

Depreciation expense

The Company acquired the office equipment on December 7, 2010 and started to depreciate as of January 1, 2011.  Depreciation expense for the fiscal year ended September 30, 2011 was $288.

Note 5 – related party transactions

Advances from stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at September 30, 2011 and September 30, 2010, consisted of the following:

	September 30, 2011	September 30, 2010
Advances from stockholder	$134,875	$53,075

	$134,875	$53,075

For the period from June 30, 2010 (inception) through September 30, 2010, the Company received advances from its founder of $53,075 in aggregate for working capital purposes.

For the fiscal year ended September 30, 2011, the Company received advances from its founder of $81,800 in aggregate for working capital purposes.

Note 6 – commitments and contingencies

Entry into and cancellation of consulting agreement

On June 17, 2010, in preparation of the formation of the Company, the then sole organizer and now majority stockholder of the Company entered into a consulting agreement (“agreement”) with an unrelated third party (the “Consultants”) on behalf of the Company to retain the Consultants to assist the Company in becoming a publicly listed company and to develop its business. The term of the agreement was for a period of six (6) month from the date of signing and is automatically extended in a 6 month frequency unless cancelled in writing.  Pursuant to the agreement, the Company is required to provide payments to Consultants of up to $110,000 (“Total project Cost”) to cover costs for professional services engaged by Consultants and all required agency fees as needed.  Upon signing of this Agreement, the Company advanced to Consultants a retainer of $50,000 which was used to make payments on behalf of the Company to pay Consultants (i) at $6,500 per month for the Consultants services, including, but not limited to accounting, general bookkeeping, documentations, filing for EDGAR & SEDAR, business plan preparation, 15C211 preparation, in addition to auditors, lawyers, Transfer Agency,  market makers, and all fees associated with transfer agent for CUSIP, FINRA and trading symbol; and (ii) to grant up to 250,000 shares of the Company’s common stock after the commencement of the Agreement as follows: Consultants acknowledge that shares may not be available for issuance until such point and time arrives and these shares shall be included in the Company’s registration statement for free trading status. On November 30, 2010, the Company issued 250,000 shares of its common stock to the Consultants for future services as required pursuant to the Agreement.

On June 14, 2011, the Company terminated this consulting agreement with the Consultants effective June 16, 2011. Upon termination, no further payments will be made, nor will any shares of stock be issued (i.e. the Company canceled the 250,000 shares of its common stock issued to the Consultants on November 30, 2010). In addition, the Company has a claim for recoupment of fees and costs previously paid to the Consultants (and in turn, the outside vendors).

Operating lease with a related party

On December 20, 2010 the Company entered into a non-cancellable sub-lease for the office space in Illinois with an entity controlled by the majority stockholder of the Company for $1,909.50 per month for the period from January 1, 2011 through December 31, 2011.   Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2012	$5,728

$5,728

Note 7 – stockholders’ deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which Seventy Five Million (75,000,000) shares shall be Common Stock, par value $.001 per share.

Common stock

The Company was incorporated on June 30, 2010 at which time (i) 3,665,000 shares of common stock were issued to the Company’s founder valued at par, or $3,665 in aggregate and (ii) an option to purchase 1,600,000 shares of common stock to the Company’s founder with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil on the date of grant as compensation.

On November 10, 2010 the Company issued (i) 2,557,500 shares of its common stock and (ii) warrants to purchase 1,600,000 shares of common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance for $2,557.50 in cash.  No value was allocated to the warrants due to the fact that the equity units were sold at par value of $0.001 per unit.

On November 30, 2010 the Company issued (i) 7,982,500 shares of its common stock and (ii) warrants to purchase 4,718,334 shares of common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance for $7,982.50 in cash.  No value was allocated to the warrants due to the fact that the equity units were sold at par value of $0.001 per unit.

On November 30, 2010 the Company issued (i) 375,000 shares of its common stock, valued at $375 on the date of issuance and (ii) warrants to purchase 375,000 shares of common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance, valued at $38 on the date of issuance for services.

On November 30, 2010 the Company issued 250,000 shares of its common stock to the Consultants pursuant to the Agreement, valued at $250 on the date of issuance for future professional services, which was cancelled on June 16, 2011 due to the termination of the Consulting Agreement.

On November 30, 2010 the Company issued (i) 200,000 shares of its common stock, valued at $200 on the date of issuance and (ii) options to purchase 200,000 shares of common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance, valued at $20 on the date of issuance to the newly appointed members of the board of directors as compensation.

On June 30, 2011 the Company issued 125,000 shares each or 250,000 shares of its common stock in aggregate, valued at $250 on the date of issuance to the two (2) outside members of the board of directors as compensation.

Stock options

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s board of directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent.  The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.

Pursuant to Section 7 - Adjustments or Changes in Capitalization of the Stock Option Plan, the number of shares to be received upon the exercise of the option and the exercise price to be paid for a share hereinafter sometimes referred to as “Exercise Price” which may be adjusted from time to time as hereinafter as follows:

7.1

In the event that the outstanding Common Shares of the Company are hereafter changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend:

A. Prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to Stock Options which may be granted under the Plan, such that the Optionee shall have the right to purchase such Common Shares as may be issued in exchange for the Common Shares purchasable on exercise of the NQSO had such merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend not taken place;

B.

Rights under unexercised Stock Options or portions thereof granted prior to any such change, both as to the number or kind of shares and the exercise price per share, shall be adjusted appropriately, provided that such adjustments shall be made without change in the total exercise price applicable to the unexercised portion of such NQSO’s but by an adjustment in the price for each share covered by such NQSO’s; or

C. Upon any dissolution or liquidation of the Company or any merger or combination in which the Company is not a surviving corporation, each outstanding Stock Option granted hereunder shall terminate, but the Optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his NQSO in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions in such NQSO.

7.2 The foregoing adjustments and the manner of application of the foregoing provisions shall be determined solely by the Committee, whose determination as to what adjustments shall be made and the extent thereof, shall be final, binding and conclusive. No fractional Shares shall be issued under the Plan on account of any such adjustments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

On June 30, 2010, upon formation, the Company issued an option to purchase 1,600,000 shares of common stock to the Company’s founder at $0.01 per share.

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 30, 2010
Expected life (year)	5

Expected volatility*	63.78%

Risk-free rate(s)	1.79%

Expected dividends	0.00%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility.  The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements.  The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expected life of the share options of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The Company estimated the fair value of the stock options issued under the 2010 Option Plan on the date of grant using the Black-Scholes Option Pricing Model at nil as compensation.

On November 30, 2010, the Company issued an option to purchase 200,000 shares of common stock to the newly appointed members of the board of directors with an exercise price of $0.01 per share as part of the professional services.

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

November 30, 2010
Expected life (year)	5

Expected volatility*	63.78%

Risk-free rate(s)	1.47%

Expected dividends	0.00%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price.  The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility.  The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements.  The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expected life of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The Company estimated the fair value of the stock options issued under the 2010 Option Plan on the date of grant using the Black-Scholes Option Pricing Model was $20 at the date of grant.

The table below summarizes the Company’s stock option activities through September 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Vested and exercisable, September 30, 2011	1,735,000	$0.01	$0.01	$14	$-

Unvested, September 30, 2011	65,000	$0.01	$0.01	$7	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000	3.75	$0.01	1,600,000	3.75	$0.01

$0.01	200,000	4.12	0.01	135,000	4.12	0.01

$0.01	1,800,000	3.79	$0.01	1,735,000	3.79	$0.01

As of September 30, 2011, there were 5,700,000 shares of stock options remaining available for issuance under the 2010 Plan.

Warrants

In November 2010, the Company issued (i) warrants to purchase 6,318,334 shares of the Company’s common stock to the investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance in connection with the sale of common shares in November 2010 (the “2010 Offering”) which were valued at zero due to the fact that those equity units were sold at par of $0.001, (ii) warrants to purchase 375,000 shares of the Company’s common stock to stockholder with an exercise price of $0.01 per share expiring five (5) years from the date of issuance as part of the professional services, valued at $38 on the date of grant, all of which have been earned upon issuance.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights.

Pursuant to Section (F) Anti-dilution provisions of the warrant, the number of shares to be received upon the exercise of the warrant and the exercise price to be paid for a share hereinafter sometimes referred to as “Exercise Price” which may be adjusted from time to time as hereinafter provided:

(1)

In case the Company shall issue Shares as a dividend upon Shares or in payment of a dividend thereon, or shall subdivide the number of outstanding Shares into a greater number of shares or shall contract the number of outstanding Shares into a lesser number of shares, the Exercise Price then in effect shall be adjusted, effective at the close of business on the record date for the determination of shareholders entitled to receive the same, to the price (computed to the nearest cent) determined by dividing: (a) the product obtained by multiplying the Exercise Price in effect immediately prior to the close of business on such record date by the number of Shares outstanding prior to such dividend, subdivision or contraction; by (b) the sum of the number of Shares outstanding immediately after such dividend, subdivision, or contraction.

(2)

If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Holder of each Warrant shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions specified in the Warrant and in lieu of the Shares of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented by such Warrant, such Shares, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding Shares immediately theretofore purchasable and receivable upon the exercise of the rights represented by such Warrant had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interest of the Holder to the end that the provisions of the Warrant (including, without limitation, provisions for adjustment of the Exercise Price and of the number of Shares issuable upon the exercise of Warrants) shall thereafter be applicable as nearly as may be practicable in relation to any shares of stock, securities, or assets thereafter deliverable upon exercise of Warrants. The Company shall not affect any such consolidation, merger or sale unless prior to or simultaneously with the consummation thereof, the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets shall assume, by written instrument, the obligation to deliver to the Holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, the Holder may be entitled to purchase.

(3)

Upon each adjustment of the Exercise Price pursuant to this Section (F), the number of shares of Common Stock specified in each Warrant shall thereupon evidence the right to purchase that number of shares of Common Stock (calculated to the nearest hundredth of a share of Common Stock) obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock purchasable immediately by the Exercise Price in effect after such adjustment.

(4)

Irrespective of any adjustment of the number or kind of securities issuable upon exercise of Warrants or the Exercise Price, Warrants theretofore or thereafter issued may continue to express the same number of Shares and Exercise Price as are stated in similar Warrants previously issued.

(5)

The Company may, at its sole option, retain the independent public accounting firm regularly retained by the Company, or another firm of independent public accountants of recognized standing selected by the Company's Board of Directors, to make any computation required under this Section (F) and a certificate signed by such firm shall be conclusive evidence of any computation made under this Section (F).

(6)

Whenever there is an adjustment in the Exercise Price or in the number or kind of securities issuable upon exercise of the Warrants, or both, as provided in this Section (F), the Company shall: (i) promptly file in the custody of its Secretary or Assistant Secretary a certificate signed by the Chairman of the Board or the President or a Vice President of the Company and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company, showing in detail the facts requiring such adjustment and the number and kind of securities issuable upon exercise of each Warrant after such adjustment; and (ii) cause a notice stating that such adjustment has been effected and stating the Exercise Price then in effect and the number and kind of securities issuable upon exercise of each Warrant to be sent to each registered holder of Warrant.

(7)

In addition to the adjustments otherwise set forth in this Section (F), the Company, in its sole discretion, may reduce the Exercise Price or extend the expiration date of the Warrant.

(8)

The Exercise Price and the number of Shares issuable upon exercise of a Warrant shall be adjusted in the manner and only upon the occurrence of the events heretofore specifically referred to in this Section (F).

Pursuant to Section (G) Registration rights of the warrant, the warrant holder shall have piggyback registration rights as set forth in paragraph 12 of that certain Stockholder Subscription Agreement by and between the Company and the warrant holder.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	November 10, 2010	November 30, 2010
Expected life (year)	5	5

Expected volatility*	63.78%	63.78%

Risk-free rate(s)	1.23%	1.47%

Expected dividends	0.00%	0.00%

* As a newly formed nonpublic entity it is not practicable for it to estimate the expected volatility of its share price. The Company selected five (5) comparable nutritional supplements companies to calculate the expected volatility. The reason for selecting comparable nutritional supplements companies is that the Company plans to engage in nutritional supplements. The Company calculated five (5) comparable nutritional supplements companies’ historical volatility over the expected life of five (5) years and averaged the five (5) comparable nutritional supplements companies’ historical volatility as its expected volatility.

The aggregate fair value of the warrants issued on November 30, 2010 using the Black-Scholes Option Pricing Model was $38 at the date of issuance.

The table below summarizes the Company’s warrants activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Earned and exercisable, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	6,693,334	4.16	$0.01	6,693,334	4.16	$0.01

$0.01	6,693,334	4.16	$0.01	6,693,334	4.16	$0.01

Note 8 – income taxes

Deferred tax assets

At September 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $152,226 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $51,757 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $51,757.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $37,123 and $14,634 for the fiscal year ended September 30, 2011 and for the period from June 30, 2010 (inception) through September 30, 2010.

Components of deferred tax assets at September 30, 2011 and 2010 are as follows:

	September 30,2011	September 30, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	51,757	14,634

Less valuation allowance	(51,757)	(14,634)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended September 30, 2011	For the period from June 30, 2010 (inception) through September 30, 2010
Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged the services of Li & Company, PC, a PCAOB registered independent registered public accounting firm, to perform audit and review services. There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the fiscal year ending September 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.

We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2012.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officer and Control Persons

The following table sets forth the names and ages of our current directors and executive officer. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our executive officer was appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, and executive officer.

Name	Age	Position	Date
Andrew J. Kandalepas	59	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010
Periklis Papadopoulos	54	Director	Nov. 2010
Evan T. Manolis	53	Director, Secretary	Nov. 2010

Andrew J. Kandalepas - Chairman, President, Chief Executive Officer and Chief Financial Officer

Recent and Present Professional History:

•

Senior Vice President and Director – GeoVax Labs, Inc. / Atlanta, GA

•

President, CEO and Chairman – Dauphin Technology, Inc. / Palatine, IL

Mr. Kandalepas has a varied 30+ year’s career as an entrepreneur and executive manager in private and publicly traded companies, particularly in the high-tech and biomedical sectors.  His involvement in the public sectors started following 10 successful years with Motorola and the establishment of CadServ Corporation, a privately owned Engineering Solutions boutique service provider to major electronic OEM’s. He earned his BA degree from DeVry University in 1974.

From 1995 to 2006, he served as the Chief Executive Officer and Chairman of the Board of Dauphin Technology, Inc., a leading developer of mobile hand writing recognition tablets and Broad Band Set Top Boxes. As a major stockholder in the corporation, he accepted the position as CEO/COB in 1995, at a time when Dauphin Technology Inc. was in the midst of bankruptcy proceedings and needed someone capable to lead the company out of bankruptcy. Indeed, Mr. Kandalepas spearheaded the challenge and was successful in resolving the Company’s $52 Million bankruptcy debt. He then developed business plans which carried Dauphin Technology through several acquisitions and partnerships to the benefit of the corporation’s shareholders.

In 2006, Mr. Kandalepas designed and executed a successful reverse merger between Dauphin Technology and GeoVax, Inc., creating GeoVax LABS Inc., an HIV/AIDS vaccine research and development firm located in Atlanta, Georgia. GeoVax’s preventive as well as its therapeutic vaccines are presently undergoing human trials testing, sponsored by the National Institutes of Health (NIH) and AIDS Research Consortium of Atlanta (ARCA), respectively. Until his resignation in July of 2009, Mr. Kandalepas was a member of GeoVax’s Board of Directors and served as the Company’s Senior Vice President. During his combined tenure at Dauphin Technology, Inc. and GeoVax Labs, Inc., he was successful in achieving more than $60 million in capital raisings, through various private placements.

Following a brief career break, from July 2009 to May 2010, Mr. Kandalepas founded Wellness Center USA, Inc., in June of 2010. Wellness Center USA, Inc., is a start-up firm engaged in developing an internet store business to market customized nutritional supplement solutions. From inception to present, Mr. Kandalepas has assumed several leading roles, including President and Chief Executive Officer, to organize, finance and execute the company’s business plan which this Annual Report is a part of. He is also serving as a director on the Company’s Board.

Mr. Kandalepas’s extensive entrepreneurial experience combined with his strong knowledge of the financial sectors through his 15 years executive roles in running public companies; bring strong credentials to Wellness Center USA, Inc.’s executive team. His proven ability to lead and help finance development stage companies, shall be key in executing the company’s business plan and building a successful enterprise in the health care sector and potentially public arena.

Mr. Kandalepas is an active participant in the local Greek community and was instrumental in the establishment of St. Athanasios Greek Orthodox Greek Seminary, located in McHenry County, Illinois. Mr. Kandalepas is a proud husband to Cynthia and father of two.

Periklis Papadopoulos, Ph.D - Director

Recent and Present Professional History:

•

President and CEO – Space Systems Corp. / Atherton, CA.

•

Full Time Professor – San Jose State University / San Jose CA.

•

Senior Staff - Aeronautical Engineer / Sunnyvale, CA.

Dr. Papadopoulos earned his Bachelor’s degree in Mechanical and Aerospace Engineering from Illinois institute of Technology and Master’s and Doctorate Degrees from Stanford University.  During his education he was honors listed. Dr. Papadopoulos is a graduate of the Aeronautics and Astronautics department at Stanford, class of ’92 where he was recognized with the best thesis award. He is also a member of the honors societies TAU-BETA-PI National Engineering Honorary Society and PI-TAU-SIGMA National Mechanical Engineering Honorary Fraternity.

He served as senior research scientist at NASA-ARC / ELORET – Thermosciences Institute for over 15 years where he participated and project lead planetary mission studies, space transportation and re-entry programs.  Programs that he was involved include the reusable launch vehicles X-33, X-34, X-38 and XCRV, space shuttle contingency abort, Space Launch initiative (SLI), Mars Science Laboratory, Mars Pathfinder, Galileo probe, and Venus Composition Probe, amongst others. He also served as a member of the NASA-ARC COBRA team for designing a next generation Mars Entry vehicle able to land heavy payload delivery systems.  His scientific contributions to the space program have been published in over 60 conference and journal publications. In his tenure at NASA, he was recognized with several spotlight awards for his outstanding contributions, public service award to the space program, including NASA’s prestigious Turning Goals Into Reality (TGIR) award. He has also been invited speaker at the JANNAF Interagency Propulsion Committee, AIAA Thermophysics conference, and International Conference on Numerical Grid Generation in Computational Field Simulations,

Dr. Papadopoulos is the founder and CEO of Space Systems, LLC, founded in 2003.  He lead a team of researchers that successfully completed and awarded several contracts from the US Department of the Air Force, Headquarters Flight Test Center (AFMC), the Air Force Research Laboratory (AFRL) Advanced Vehicles Concepts branch of the Propulsion Directorate at Edwards Air Force Base, ERC and NASA ARC.

The goals of the organization are focused in developing and participating with technology innovation and commercialization, which addresses specific and detailed governmental agency needs within NASA, DoD, DoE, DARPA and similar branches. He has established partnership and teaming agreement with Lockheed Martin Technical Operations (LMTO).  The AFRL, AFMC, ERC, NASA awarded contract topics include:

•

Novel Analysis Tools for Rapid Evaluation of Advanced Propulsion Systems (REAPS), AFRL Contract Number FA9300-04-C-0047 (Phase I and Phase II awards.)

•

Advanced Modeling & Simulation (M&S) of Complex Non-Equilibrium Plasma Flows for Micro-satellite Propulsion, AFRL contract number F04611-03-M-3035, (Phase I award.)

•

Combustion chamber Ablation Modeling – CCAM (Phase II enhancement contract award), AFMC Contract Number F04611-03-M-3038

•

High Altitude Access to Space Feasibility Study (Phase II enhancement contract award), AFRL Contract Number FA9300-04-C-0047 Enhancement.

•

Launch Vehicle Power Trajectory Modeling and Co-Optimization Code (Phase II enhancement contract award), AFRL Contract Number FA9300-04-C-0047 Enhancement.

•

Two NASA contract were awarded to provide Three-Dimensional CFD Modeling of the ATROMOS Mars Entry Architecture under Purchase Order NNA08CG19P with NASA Ames Research Center.

•

GPU Implementation of Large-Scale Simulations For Non-Equilibrium Fluid and Plasma Dynamics.  AFRL subcontract with Air Force on site contractor ERC.

•

Dr. Papadopoulos, currently holds a tenure, full professor, position at California’s San Jose State University. He is the director/founder of the Center of Excellence for Space Transportation and Exploration. He was the co-investigator and probe developer for the ATROMOS/NASA Mars Polar Lander.  He directed the microsatellite and cube-sat program and laboratory at SJSU.  He established a high performance computing cluster sponsored by the INTEL Corporation. He established a memorandum of understanding between the SJSU/MAE department and the Lockheed Martin Co. (LMCO and LMTO) for development of business opportunities in the areas of space transportation, propulsion, and engineering and technology services and to jointly submit proposals to government agencies.  He coordinated the SJSU/LMCO on sight cohort graduate Aerospace Engineering Program. He supervised student’s publication that obtained best paper awards at the AIAA Atmospheric Flight Mechanics Conference in San Francisco, Ca. August 2005, 3rd place at the International Planetary Probe Workshop III in Athens, Greece, 3rd place at the AIAA western regional student conference in the graduate division, and best student award at the International Planetary Probe Workshop VI in Atlanta, Georgia, 2008. Dr. Papadopoulos, has served as member of the International Steering committees of the International Planetary Probe Workshop (IPPW) and the International Society of Grid Generation (ISGG) in numerical field simulations. Organized the 9th International conference on Numerical Grid Generation in Computational Field Simulations at San Jose State University, the 2nd, 3rd, 4th, 5th and 6th conferences on planetary probes and the Thermal and Fluids Analysis Workshop (TFAWS).

Dr. Papadopoulos’s vast academic career and strong entrepreneurial experience in the aeronautical field shall be of great value and benefit to Wellness Center USA, Inc. His scholar, research and strong development experience, bring invaluable diversity to the company’s board and management in introducing new applications in generally untapped markets.

Evan T. Manolis, MD - Director, Secretary

Recent and Present Professional History:

•

Practicing Physician in Plastic and Reconstructive Surgery – Self Employed / Orland Park, IL

•

President – Evan Manolis & Associates / Orland Park, IL

•

President – MIA Medical Spa / Orland Park, IL

•

Director – Acron Genomics / London, England

Dr. Manolis is a veteran plastics and reconstructive surgeon in the Chicago-land area, with extensive personal experience in medical spa establishment, management and marketing. He has served in advisory roles to local hospitals for practice developments. Further, Dr. Manolis presently serves as chairman of an international biotech company involved in point of care diagnostics technology development in association with Imperial College, in London.

Education: He earned his B.S. in Biology at the University of Illinois, in Chicago (1976-1981). From 1987-1991 he attended school of medicine at Southern Illinois University, where he earned his M.D. Post graduate training and residency were conducted at the Medical College of Ohio, 1991-1996, followed by Reconstructive and Plastic Surgery Residency at the school of medicine at Southern Illinois University, 1996-1998. His microsurgery and hand fellowship were completed at the school of medicine, University of Nevada, 1998-1999.

Dr. Manolis’s medical and health care knowledge adds invaluable expertise to the Board of Directors of Wellness Center, USA. Further, his business experience and public market knowledge extend additional contributions to the company’s executive team.

Consultants

On June 17, 2010, in preparation of the formation of the Company, the Company entered into a consulting agreement with an Presidents Corporate Group, an unrelated third party, (the “Consultants”) to assist the Company in becoming a publicly listed company and to develop its business. The term of the agreement was for a period of six (6) month from the date of signing and is automatically extended in a 6 month frequency unless cancelled in writing.  Pursuant to the agreement, the Company was required to provide payments to Consultants of up to $110,000 (“Total project Cost”) to cover costs for professional services engaged by Consultants and all required agency fees as needed.  Upon signing of this Agreement, the Company advanced to Consultants a retainer of $50,000 which was used to make payments on behalf of the Company to pay Consultants (i) at $6,500 per month for the Consultants services, including, but not limited to accounting, general bookkeeping, documentations, filing for EDGAR & SEDAR, business plan preparation, 15C211 preparation, in addition to auditors, lawyers, Transfer Agency,  market makers, and all fees associated with transfer agent for CUSIP, FINRA and trading symbol; and (ii) to grant up to 250,000 shares of the Company’s common stock after the commencement of the Agreement as follows: Consultants acknowledge that shares may not be available for issuance until such point and time arrives and these shares shall be included in the Company’s registration statement for free trading status. On November 30, 2010, the Company issued 250,000 shares of its common stock to the Consultants as required pursuant to the Agreement, valued at $250. These shares were subsequently canceled when the consulting agreement was terminated on June 16, 2011. These shares were subsequently canceled when the consulting agreement was terminated on June 16, 2011.

Audit Committee

We do not have a standing audit committee of the Board of Directors.  The Board of Directors determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Kandalepas, Mr. Manolis, and Mr. Papadopoulos.

Summary Compensation Table – for the period from June 30, 2010 (inception) through September 30, 2010:

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Andrew J. Kandalepas, President and CEO	0	0	0	3,665,000	1,600,000	0	0	0
Periklis Papadopoulos, Ph.D., Director	0	0	0	0	0	0	0	0
Evan T. Manolis, MD, Director, Secretary	0	0	0	0	0	0	0	0

Summary Compensation Table – For the interim period ending September 30, 201:

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Andrew J. Kandalepas, President and CEO	0	0	0	0	0	0	0	0
Periklis Papadopoulos, Ph.D., Director	0	0	0	225,000	100,000	0	0	0
Evan T. Manolis, MD, Director, Secretary	0	0	0	225,000	100,000	0	0	0

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Employment Agreements

We have no employment agreements.

Stock Option Plan

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s board of directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent.  The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.

Pursuant to Section 7 - Adjustments or Changes in Capitalization of the Stock Option Plan, the number of shares to be received upon the exercise of the option and the exercise price to be paid for a share hereinafter sometimes referred to as “Exercise Price” which may be adjusted from time to time as hereinafter as follows:

7.1

In the event that the outstanding Common Shares of the Company are hereafter changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend:

A. Prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to Stock Options which may be granted under the Plan, such that the Optionee shall have the right to purchase such Common Shares as may be issued in exchange for the Common Shares purchasable on exercise of the NQSO had such merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend not taken place;

B. Rights under unexercised Stock Options or portions thereof granted prior to any such change, both as to the number or kind of shares and the exercise price per share, shall be adjusted appropriately, provided that such adjustments shall be made without change in the total exercise price applicable to the unexercised portion of such NQSO’s but by an adjustment in the price for each share covered by such NQSO’s; or

C. Upon any dissolution or liquidation of the Company or any merger or combination in which the Company is not a surviving corporation, each outstanding Stock Option granted hereunder shall terminate, but the Optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his NQSO in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions in such NQSO.

7.2

The foregoing adjustments and the manner of application of the foregoing provisions shall be determined solely by the Committee, whose determination as to what adjustments shall be made and the extent thereof, shall be final, binding and conclusive. No fractional Shares shall be issued under the Plan on account of any such adjustments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this Annual Report, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 15,030,000 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	No. Of Shares	Percentage
ANDREW J. KANDALEPAS, President (*) 1527 LEXINGTON CIRCLE SCHAUMBURG, IL 60173	3,665,000	24.4%
PETER M. TSOLINAS 123 JOAN DRIVE BARRINGTON, IL 60010	1,682,500	11.2%
JOHN MIHALOS (*) 9923 S.RIDGELAND AVE, SUITE 263 CHICAGO RIDGE, IL 60415	875,000	5.8%
JOHN GEORGOPOULOS (*) 7913 BEACON DR. PALOS PARK, IL 60643	807,500	5.4%
Officers and directors as a group (*)	5,347,500	35.6%

(1) Each of the persons named above may be deemed to be a "parent" and “promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Advances from stockholder

Advances from founder and officer, Mr. Andrew Kandalepas, at September 30, 2011 and September 30, 2010, consisted of the following:

	September 30, 2011	September 30, 2010
Advances from officer	$134,875	$53,075

	$134,875	$53,075

For the period from June 30, 2010 (inception) through September 30, 2010, the Company received advances from Mr. Andrew Kandalepas, its founder of $53,075 in aggregate for working capital purposes.

For the fiscal year ended September 30, 2011, the Company received advances from its founder of $81,800 in the aggregate for working capital purposes.

Operating lease with a related party

On December 20, 2010 the Company entered into a non-cancellable sub-lease for the office space in Illinois with an entity controlled by the majority stockholder of the Company for $1,909.50 per month for the period from January 1, 2011 through December 31, 2011.   Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2012	$5,728

$5,728

Director Independence

Currently, the Company does not have any independent directors serving on the board of directors. Further, at this time the Company does not have a policy that it’s directors or a majority be independent of management as the Company has at this time only three directors. It is the intention of the Company to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $20,200 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended September 30, 2011.

Tax Fees

For the Company's fiscal year ended September 30, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

(*) Included in Exhibit 31.1

(**) Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Schaumburg state of Illinois, on December 12 2011.

WELLNESS CENTER USA, INC.

By: /s/ Andrew J. Kandalepas

Andrew J. Kandalepas

Chairman, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer

POWER OF ATTORNEY

Known All Persons By These Present, that each person whose signature appears below appoints Mr. Andrew Kandalepas as his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, to sign any amendment (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he may do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of his/her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	December 12, 2011
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	December 12, 2011
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	December 12, 2011
Evan T. Manolis