Form 10-Q
period 2011-12-31
Wellness Center USA, Inc.
filed 2012-02-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

WELLNESS CENTER USA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	333-173216	27-2980395
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

1014 E Algonquin Rd, Ste. 111, Schaumburg, IL, 60173

(Address of Principal Executive Offices)

_______________

(847) 925-1885

(Issuer Telephone number)

_______________

Copies of communication to:

Aaron D. McGeary

The McGeary Law Firm, P.C.

405 Airport Hwy., Suite 5 Bedford, Texas 76021

Telephone (817)-282-5885 Fax (817)-282-5886

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  X . No      .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of February 14, 2012: 15,030,000 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Control and Procedures	30

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Removed and Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WELLNESS CENTER USA, INC.

CONTENTS

Wellness Center USA, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at December 31, 2011 (Unaudited) and September 30, 2011	5

Statements of Operations for the Three Months Period Ended December 31, 2011 and 2010, and for the Period from June 30, 2010 (inception) through December 31, 2011 (Unaudited)	6

Statement of Stockholders’ Deficit for the Period from June 30, 2010 (inception) through December 31, 2011 (Unaudited)	7

Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010, and for the Period from June 30, 2010 (inception) through December 31, 2011 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9

Wellness Center USA, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	September 30, 2011
	(Unaudited)

Assets
Current Assets
Cash	$4,763	$175

Total current assets	4,763	175

Office Equipment
Office equipment	1,150	1,150
Accumulated depreciation	(384)	(288)

Office Equipment, net	766	862

Total Assets	$5,529	$1,037

Liabilities and stockholders' deficit
Current Liabilities
Advances from stockholder	$171,175	$134,875
Accrued expenses	-	3,300

Total current liabilities	171,175	138,175

Stockholders' Deficit
Common stock: $0.001 par value: 75,000,000 shares authorized;15,030,000 shares issued and outstanding	15,030	15,030
Additional paid-in capital	58	58
Deficit accumulated during the development stage	(180,734)	(152,226)

Total stockholders' deficit	(165,646)	(137,138)

Total Liabilities and Stockholders' Deficit	$5,529	$1,037

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	June 30, 2010
	Ended	Ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$163	$-	$475

Costs of Goods Sold	141		455

Gross Profit	22		20

Operating Expenses
Consulting fees	-	15,000	50,413
Officer's compensation	-	-	3,665
Professional fees	17,612	10,600	76,947
Rent expense - related party	5,861	4,961	27,350
General and administrative	5,057	6,536	22,379

Total operating expenses	28,530	37,097	180,754

Loss before Income Tax Provision	(28,508)	(37,097)	(180,734)

Income Tax Provision	-	-	-

Net Loss	$(28,508)	$(37,097)	$(180,734)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and Diluted	15,030,000	8,050,750

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period from June 30, 2010 (inception) through December 31, 2011

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Deficit
	Number of Shares	Amount

June 30, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued at $0.001 per share upon formation	3,665,000	3,665	-	-	3,665

Net loss	-	-	-	(43,040)	(43,040)

Balance September 30, 2010	3,665,000	3,665	-	(43,040)	(39,375)

Issuance of common shares and warrants for cash at par on November 10, 2010	2,557,500	2,557	-	-	2,557

Issuance of common shares and warrants for cash at par on November 30, 2010	7,982,500	7,983	-	-	7,983

Issuance of common shares as compensation valued at par on November 30, 2010	375,000	375	-	-	375

Issuance of warrants as compensation on November 30, 2010	-	-	38	-	38

Issuance of common shares to newly appointed board of directors valued at par on November 30, 2010	200,000	200	-	-	200

Issuance of options to newly appointed board of directors on November 30, 2010	-	-	20	-	20

Issuance of common shares to two members of board of directors valued at par on June 30, 2011	250,000	250	-	-	250

Net loss	-	-	-	(109,186)	(109,186)

Balance, September 30, 2011	15,030,000	15,030	58	(152,226)	(137,138)

Net loss	-	-	-	(28,508)	(28,508)

Balance, December 31, 2011	15,030,000	$15,030	$58	$(180,734)	$(165,646)

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A development stage company)
Statements of Cash Flows

			For the Period from
	For the Three Months	For the three Months	June 30, 2010
	Ended	Ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(28,508)	$(37,097)	$(180,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	825	4,490
Warrants and options issued for compensation and services	-	-	58
Depreciation expense	96		384
Changes in operating assets and liabilities:
	-	10,600	-
	(3,300)	-	-

Net Cash Used in Operating Activities	(31,712)	(25,672)	(175,802)

Cash Flows from Investing Activities
Purchase of office equipment	-	(1,150)	(1,150)

Net Cash Used in Investing Activities	-	(1,150)	(1,150)

Cash Flows from Financing Activities
Sale of common shares for cash	-	10,540	10,540
Advances from stockholder	36,300	20,900	171,175

Net Cash Provided by Financing Activities	36,300	31,440	181,715

Net Change in Cash	4,588	4,618	4,763

Cash - beginning of period	175	200	-

Cash - end of period	$4,763	$4,818	$4,763

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

December 31, 2011 and 2010

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc., a development stage company, (the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company plans to engage in online sports and nutrition supplements marketing and distribution through its website www.aminofactory.com.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10K filed with the SEC on December 13, 2011.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

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

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or 2010.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended December 31, 2011	For the Interim Period Ended December 31, 2010
Stock options

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Sub-total: stock options	1,800,000	1,800,000

Warrants

Warrants issued on November 10, 2010 to the investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Warrants issued on November 30 , 2010 to the investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	4,718,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Sub-total: warrants	6,693,334	6,693,334

Total potentially outstanding dilutive common shares	8,493,334	8,493,334

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at December 31, 2011 and September 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	September 30, 2011

Office equipment	5	$1,150	$1,150

		1,150	1,150

Less accumulated depreciation		(384)	(288)

		$766	$862

Depreciation Expense

The Company acquired the office equipment on December 7, 2010 and started to depreciate as of January 1, 2011.  Depreciation expense for the interim period ended December 31, 2011 was $96.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO and majority stockholder of the Company

CADserv Corporation	An entity owned and controlled by majority stockholder of the Company

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at December 31, 2011 and September 30, 2011, consisted of the following:

	December 31, 2011	September 30, 2011

Advances from stockholder	$171,175	$134,875

	$171,175	$134,875

For the period from June 30, 2010 (inception) through September 30, 2010, the Company received advances from its founder of $53,075 in aggregate for working capital purposes.

For the fiscal year ended September 30, 2011, the Company received advances from its founder of $81,800 in aggregate for working capital purposes.

For the interim period ended December 31, 2011, the Company received advances from its founder of $36,300 in aggregate for working capital purposes.

Operating Lease with a Related Party

On December 20, 2010 the Company entered into a non-cancellable sub-lease for the office space in Illinois with CADserv Corporation for $1,909.50 per month for the period from January 1, 2011 through December 31, 2011.

On January 10, 2012 the Company renewed the non-cancellable sub-lease for the office space in Illinois with CADserv Corporation with the same terms and condition for the period from January 1, 2012 through December 31, 2012.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2012 (remainder of the fiscal year)	$17,186

2013	5,728

$22,914

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which Seventy Five Million (75,000,000) shares shall be Common Stock, par value $.001 per share.

Common Stock

Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil on the date of grant.

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

On November 30, 2010 the Company issued 250,000 shares of its common stock to consultants pursuant to an agreement, valued at $250 on the date of issuance for future professional services, which was cancelled on June 16, 2011.

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

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 30, 2010
Expected life (year)	5

Expected volatility (*)	63.78%

Risk-free rate(s)	1.79%

Expected dividends	0.00%

* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSEAmex and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

November 30, 2010
Expected life (year)	5

Expected volatility (*)	63.78%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.47%

* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE Amex and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of five (5) years and averaged them as its expected volatility.

The Company estimated the fair value of the stock options issued under the 2010 Option Plan on the date of grant using the Black-Scholes Option Pricing Model was $20 at the date of grant.

The table below summarizes the Company’s stock option activities through December 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2011	1,800,000	$0.01	$0.01	$20	$-

Vested and exercisable, December 31, 2011	1,780,000	$0.01	$0.01	$18	$-

Unvested, December 31, 2011	20,000	$0.01	$0.01	$2	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000	3.50	$0.01	1,600,000	3.50	$0.01

0.01	200,000	3.87	0.01	180,000	3.87	0.01

$0.01	1,800,000	3.54	$0.01	1,780,000	3.54	$0.01

As of December 31, 2011, there were 5,700,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	November 10, 2010	November 30, 2010
Expected life (year)	5	5

Expected volatility (*)	63.78%	63.78%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.23%	1.47%

* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSEAmex and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate fair value of the warrants issued on November 30, 2010 using the Black-Scholes Option Pricing Model was $38 at the date of issuance.

The table below summarizes the Company’s warrants activities through December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2011	6,693,334	$0.01	$0.01	$38	$-

Earned and exercisable, December 31, 2011	6,693,334	$0.01	$0.01	$38	$-

Unvested, December 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	6,693,334	3.91	$0.01	6,693,334	3.91	$0.01

$0.01	6,693,334	3.91	$0.01	6,693,334	3.91	$0.01

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We are a newly formed company, engaged in the development of an internet online store business, to market customized vitamins and other nutritional supplement solutions, through our registered website aminofactory.com, presently under development. Our planned product line shall consist of Amino acid supplements and our target market is the sports industry and the general health minded public. Our current product portfolio is available only to our initial Beta test clients consisting of five Amino acid formulas. We have had minimal revenues, have not begun operations and have $4,763 in cash as of December 31, 2011. We plan to continue developing our business and do not expect any product revenues for approximately one year from this date.

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

Operating Costs (8 months) - July 2011 to February 2012	$64,000
Operating Costs (4 months) - March 2012 to June 2012	58,000

Total Operating Costs (12 months) - July 2011 to June 2012	$122,000

Capital Source(s)

We are totally dependent upon our founder and Officer, Andrew J. Kandalepas to meet our operating requirements. Mr. Kandalepas, however, is not under any obligation, formal or otherwise, to fund our working capital. Mr. Kandalepas intends to provide the entire $122,000 estimated to fund our operations for the first twelve months, but, no assurance can be given that Mr. Kandalepas will provide the funding we need for operations. In the event that Mr. Kandalepas cannot provide sufficient working capital to the Company, we may have to curtail its operations to keep our spending to the minimum to conserve cash and keep the Company operates. From inception through December 31, 2011, the Company received advances from Mr. Kandalepas of $171,175, in aggregate for working capital purposes.

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

Operating Costs (6 months) - June 2012 to Dec. 2012	$91,000
Operating Costs (6 months) - Jan 2013 to May 2013	$111,000

Operating Costs – (12 months) - June 2012 to May 2013	$202,000
Total Operating Costs (including officer’s salary of $100K)	$302,000

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

Since the entry barriers are low at the beginning of the commercial phase, we prefer to keep product margin data not available to the public domain for the time being; however there will be ample opportunity to report our margins in future filings.

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

Results of Operations

For the three months ended December 31, 2011 and December 31, 2010, we had $163and $0 in revenue, respectively. Operating expenses for the three months ended December 31, 2011 totaled $28,530, resulting in a loss of $28,508, as compared with operating expenses equal to $37,097 for the three month period ended December 31, 2010. Total operating costs for the three months of operations ended December 31, 2011 totaled $28,530. This included $17,612 in professional fees, $5,861 in rent expense to a related party, and $5,057 in general and administrative costs.

For the period from June 30, 2010 (inception) to December 31, 2011, we had $475 in revenue. Expenses for the period totaled $180,754, resulting in a net loss of $180,734.  Expenses for the period consisted of $50,413 in consulting fees, $3,665 in officer’s compensation, $76,947 in professional fees (including the cost related to our S-1 Registration Statement declared effective on October 24, 2011), $27,350 in rent expense to a related party, and $22,379 for General and Administrative expenses.

Liquidity and Capital Resources

As of December 31, 2011, our cash balance is $4,763. We believe that our cash balance in conjunction with additional capital to be raised and/or advances from our majority stockholder and president, the Company shall be able to sufficiently fund our limited levels of operations until the end of our next fiscal year, however no assurance can be given that additional capital and/or advances can be raised during the period. We are a developmental stage company and have only generated nominal revenue from inception to date. We expect to raise additional capital to have adequate funds available to pay for our minimum level of operations.

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

Employees

We currently have no employees.

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2011 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

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

(*) Included in Exhibit 31.1

(**) Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 15, 2012	By:	/s/ Andrew J. Kandalepas
Andrew J. Kandalepas
Chairman, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	February 15, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 15, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	February 15, 2012
Evan T. Manolis