Form 10-Q/A
period 2011-12-31
Wellness Center USA, Inc.
filed 2012-03-12
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Wellness Center USA, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-Q”), is to a) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language); and b) to correct the Statements of Cash Flows to insert two descriptions that were inadvertently left off.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Wellness Center USA, Inc.
(A development stage company)
Statements of Cash Flows

			For the Period from
	For the Three Months	For the three Months	June 30, 2010
	Ended	Ended	(Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(28,508)	$(37,097)	$(180,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	825	4,490
Warrants and options issued for compensation and services	-	-	58
Depreciation expense	96		384
Changes in operating assets and liabilities:
Prepaid expenses	-	10,600	-
Accrued expenses	(3,300)	-	-

Net Cash Used in Operating Activities	(31,712)	(25,672)	(175,802)

Cash Flows from Investing Activities
Purchase of office equipment	-	(1,150)	(1,150)

Net Cash Used in Investing Activities	-	(1,150)	(1,150)

Cash Flows from Financing Activities
Sale of common shares for cash	-	10,540	10,540
Advances from stockholder	36,300	20,900	171,175

Net Cash Provided by Financing Activities	36,300	31,440	181,715

Net Change in Cash	4,588	4,618	4,763

Cash - beginning of period	175	200	-

Cash - end of period	$4,763	$4,818	$4,763

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

Note 7 – Subsequent Events

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

(*) Included in Exhibit 31.1

(**) Included in Exhibit 32.1

(***) Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLNESS CENTER USA, INC.

Date: March 12, 2012	By:	/s/ Andrew J. Kandalepas
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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	March 12, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	March 12, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	March 12, 2012
Evan T. Manolis