Form 10-Q/A
period 2011-12-31
Wellness Center USA, Inc.
filed 2012-04-12
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A2

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

Yes      . No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of February 14, 2012: 15,030,000 shares of issued common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Wellness Center USA, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-Q”), is to mark the box stating that the Company is not a shell. It was incorrectly marked on the original filing of the Form 10-Q and Amendment No. 1.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

WELLNESS CENTER USA, INC.

Date: April 11, 2012	By:	/s/ Andrew J. Kandalepas
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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	April 11, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	April 11, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	April 11, 2012
Evan T. Manolis