Form 10-Q
period 2012-03-31
Wellness Center USA, Inc.
filed 2012-05-18
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(847) 925-1885

(Issuer Telephone number)

Copies of communication to:

Ronald P. Duplack

Rieck and Crotty, P.C.

55 West Monroe Street, Ste. 3390, Chicago, IL 60603

Telephone (312)726-4646 Fax (312)726-0647

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

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of May 15, 2012: 15,200,000 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Control and Procedures	37

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WELLNESS CENTER USA, INC.

CONTENTS

Wellness Center USA, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)
Balance Sheets at March 31, 2012 (Unaudited) and September 30, 2011	4

Statements of Operations for the Six Months Ended March 31, 2012 and 2011, and for the Period from June 30, 2010 (inception) through March 31, 2012 (Unaudited)	5

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6

Statement of Stockholders’ Deficit for the Period from June 30, 2010 (inception) through March 31, 2012 (Unaudited)	7

Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011, and for the Period from June 30, 2010 (inception) through March 31, 2012 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9

Wellness Center USA, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2012	September 30, 2011
	(Unaudited)

Assets
Current Assets
Cash	$35,469	$175

Total current assets	35,469	175

Office Equipment
Office equipment	1,150	1,150
Accumulated depreciation	(479)	(288)

Office equipment, net	671	862

Website Development Cost
Website development cost	15,599	-
Accumulated amortization	-	-

Website development cost, net	15,599	-

Total Assets	$51,739	$1,037

Liabilities and stockholders' deficit
Current Liabilities
Accounts payable	$696	$-
Accrued expenses	8,099	3,300
Advances from stockholder	149,375	134,875

Total current liabilities	158,170	138,175

Stockholders' Deficit
Common stock: $0.001 par value: 75,000,000 shares authorized;15,200,000 and 15,030,000 shares issued and outstanding, respectively	15,200	15,030
Additional paid-in capital	103,638	58
Deficit accumulated during the development stage	(225,269)	(152,226)

Total stockholders' deficit	(106,431)	(137,138)

Total Liabilities and Stockholders' Deficit	$51,739	$1,037

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	June 30, 2010
	Ended	Ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,100	$-	$1,412

Costs of Goods Sold	837	-	1,151

Gross Profit	263	-	261

Operating Expenses
Consulting fees	4,750	13,913	55,163
Officer's compensation	-	-	3,665
Professional fees	42,227	50,000	101,562
Rent expense - related party	14,770	9,768	36,259
General and administrative	11,559	8,867	28,881

Total operating expenses	73,306	82,548	225,530

Loss before Income Tax Provision	(73,043)	(82,548)	(225,269)

Income Tax Provision	-	-	-

Net Loss	$(73,043)	$(82,548)	$(225,269)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	15,048,497	11,501,521

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$937	$-

Costs of Goods Sold	696	-

Gross Profit	241	-

Operating Expenses
Consulting fees	4,750	(1,087)
Professional fees	24,615	39,400
Rent expense - related party	8,909	4,807
General and administrative	6,502	2,331

Total operating expenses	44,776	45,451

Loss before Income Tax Provision	(44,535)	(45,451)

Income Tax Provision	-	-

Net Loss	$(44,535)	$(45,451)

Net loss per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and Diluted	15,067,192	8,050,750

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficit

For the period from June 30, 2010 (inception) through March 31, 2012

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Deficit
	Number of Shares	Amount

June 30, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued at $0.001 per share upon formation	3,665,000	3,665	-	-	3,665

Net loss	-	-	-	(43,040)	(43,040)

Balance September 30, 2010	3,665,000	3,665	-	(43,040)	(39,375)

Issuance of common shares and warrants for cash at par on November 10, 2010	2,557,500	2,557	-	-	2,557

Issuance of common shares and warrants for cash at par on November 30, 2010	7,982,500	7,983	-	-	7,983

Issuance of common shares as compensation valued at par on November 30, 2010	375,000	375	-	-	375

Issuance of warrants as compensation on November 30, 2010	-	-	38	-	38

Issuance of common shares to newly appointed board of directors valued at par on November 30, 2010	200,000	200	-	-	200

Issuance of options to newly appointed board of directors on November 30, 2010	-	-	20	-	20

Issuance of common shares to two members of board of directors valued at par on June 30, 2011	250,000	250	-	-	250

Net loss	-	-	-	(109,186)	(109,186)

Balance, September 30, 2011	15,030,000	15,030	58	(152,226)	(137,138)

Issuance of common shares and warrants for cash at $0.50 per share on March 08, 2012	95,000	95	47,405	-	47,500

Issuance of common shares and warrants for cash at $0.75 per share on March 15, 2012	75,000	75	56,175	-	56,250

Net loss	-	-	-	(73,043)	(73,043)

Balance, March 31, 2012	15,200,000	$15,200	$103,638	$(225,269)	$(106,431)

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A development stage company)

Statements of Cash Flows

			For the
	For the Six Months	For the Six Months	Period from June 30, 2010
	Ended	Ended	(Inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(73,043)	$(82,548)	$(225,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	-	575	4,490
Warrants and options issued for compensation and services	-	58	58
Depreciation expense	191	96	479
Changes in operating assets and liabilities:
Prepaid expenses	-	16,500	-
Accrued expenses	4,799	32,000	8,099
Accounts payable	696	-	696

Net Cash Used in Operating Activities	(67,357)	(33,319)	(211,447)

Cash Flows from Investing Activities
Purchase of office equipment	-	(1,150)	(1,150)
Website development cost	(15,599)	-	(15,599)

Net Cash Used in Investing Activities	(15,599)	(1,150)	(16,749)

Cash Flows from Financing Activities
Sale of common shares for cash	103,750	10,540	114,290
Advances from stockholder	14,500	27,400	149,375

Net Cash Provided by Financing Activities	118,250	37,940	263,665

Net Change in Cash	35,294	3,471	35,469

Cash - beginning of period	175	200	-

Cash - end of period	$35,469	$3,671	$35,469

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

March 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc., a development stage company, (the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company engages in online sports and nutrition supplements marketing and distribution through its website www.aminofactory.com.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment and website development cost, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Fiscal Year End

The Company elected September 30th as its fiscal year end date upon its formation.

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

Website Development Cost

Website development cost is stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

•

Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options or similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options or similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2012	For the Interim Period Ended March 31, 2011
Stock options

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	-

Sub-total: stock options	1,850,000	1,800,000

Warrants

Warrants issued on November 10, 2010 to investor in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Warrants issued on November 30, 2010 to investor with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	4,718,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	-

Warrants issued on March 15, 2012 to investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	-

Sub-total: warrants	6,958,334	6,693,334

Total potentially outstanding dilutive common shares	8,808,334	8,493,334

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at March 31, 2012 and September 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	September 30, 2011

Office equipment	5	$1,150	$1,150

		1,150	1,150

Less accumulated depreciation		(479)	(288)

		$671	$862

Depreciation Expense

The Company acquired the office equipment on December 7, 2010 and started to depreciate as of January 1, 2011.  Depreciation expense for the interim period ended March 31, 2012 and 2011 was $191 and $96, respectively.

Note 5 – Website Development Cost

Website development cost, stated at cost, less accumulated amortization at March 31, 2012 and September 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	September 30, 2011

Website development cost	3	$15,599	$-

		15,599	-

Less accumulated amortization		(-)	(-)

		$15,599	$-

Amortization Expense

The Company retained an unrelated third party to develop its website and completed its website development at the end of March 2012 and started to amortize as of April 1, 2012.

Note 6 – Related Party Transactions

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

Advances from stockholder at March 31, 2012 and September 30, 2011, consisted of the following:

	March 31, 2012	September 30, 2011

Advances from stockholder	$149,375	$134,875

	$149,375	$134,875

For the period from June 30, 2010 (inception) through September 30, 2010, the Company received advances from its founder of $53,075 in aggregate for working capital purposes.

For the fiscal year ended September 30, 2011, the Company received advances from its founder of $81,800 in aggregate for working capital purposes.

For the interim period ended March 31, 2012, the Company received advances from its founder of $14,500 in aggregate for working capital purposes.

Operating Lease with a Related Party

On December 20, 2010 the Company entered into a non-cancellable sub-lease for office space in Illinois with CADserv Corporation for $1,909.50 per month for the period from January 1, 2011 through December 31, 2011.

On January 10, 2012 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for the period from January 1, 2012 through December 31, 2012.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2012 (remainder of the fiscal year)	$11,457

2013	5,728

$17,185

Note 7 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which Seventy Five Million (75,000,000) shares shall be Common Stock, par value $.001 per share.

Common Stock

Issuance of Common Stock or Equity Units for Obtaining Employee Services

Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer's compensation.

Sale of Common Stock or Equity Units

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

On March 8, 2012 the Company issued (i) 95,000 shares of its common stock and (ii) warrants to purchase 190,000 shares of common stock with an exercise price of $0.50 per share expiring five (5) years from the date of issuance. The units were sold at $0.50 per unit consisting one common share and the warrant to purchase two (2) common shares for an aggregate of $47,500, $22,753 and $24,652 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On March 15, 2012 the Company issued (i) 75,000 shares of its common stock and (ii) warrants to purchase 75,000 shares of common stock with an exercise price of $0.75 per share expiring five (5) years from the date of issuance. The units were sold at $0.75 per unit consisting one common share and the warrant to purchase one (1) common share for an aggregate of $56,250, $36,450 and $19,800 of which were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

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

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratable over the term of the Consulting Agreement every three (3) months and the unearned shares are forfeitable in the event of nonperformance by the Consultant.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the issuance date and no entry should be recorded.

12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. None of the common shares or options for quarter ended March 31, 2012 were earned.

Stock Options

2010 Non-Qualified Stock Option Plan (“2010 Option Plan”)

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

June 30, 2010 Issuance

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

November 30, 2010 Issuance

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

* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE Amex and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model was $20 at the date of grant.

March 13, 2012 Issuance

On March 13, 2012, the Company issued an option to purchase 50,000 shares of common stock to the consultant with an exercise price of $0.44 per share as part of the future professional services.

The Company did not estimate the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model as none of the options was earned as of March 31, 2012.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities through March 31, 2012:

	Number of Option Shares	Exercise P rice Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant		Aggregate Intrinsic Value
Balance, June 30, 2010	1,600,000	$0.01	$0.01		*	$-

Granted	-	-	-			-
Canceled	-	-	-			-
Exercised	-	-	-			-
Expired	-	-	-			-
Balance, September 30, 2010	1,600,000	$0.01	$0.01		*	$-

Granted	200,000	0.01	0.01		20	-
Canceled	-	-	-			-
Exercised	-	-	-			-
Expired	-	-	-			-
Balance, September 30, 2011	1,800,000	$0.01	$0.01		$20	$-

Granted	50,000	0.44	0.44		**	-
Canceled	-	-	-			-
Exercised	-	-	-			-
Expired	-	-	-			-
Balance, March 31, 2012	1,850,000	$0.01	$0.02		$20	$-

Vested and exercisable, March 31, 2012	1,800,000	$0.01	$0.01		$20	$-

Unvested, March 31, 2012	50,000	$0.44	$0.44	$	**	$-

* - nil

** - To be measured when it is earned.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	1,600,000		3.25	$0.01	1,600,000	3.25	$0.01

$0.01	200,000	.	3.62	0.01	200,000	3.62	0.01

$0.44	50,000		4.95	0.44	-	4.95	0.44

$0.01 - 0.44	1,850,000		3.34	$0.02	1,800,000	3.34	$0.02

As of March 31, 2012, there were 5,650,000 shares of stock options remaining available for issuance under the 2010 Plan.

Warrants

November 2010 Issuances

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

March 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 265,000 shares, in the aggregate, of the Company’s common stock to the investors with an exercise price ranging from $0.50 to $0.75 per share expiring five (5) years from the date of issuance in connection with the sale of common shares which were valued total $44,452.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights, same as that included in November 2010 issuances.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 8, 2012	March 15, 2012
Expected life (year)	5	5

Expected volatility (*)	64.53%	64.53%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	0.89%	1.11%

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

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $44,452 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities through March 31, 2012:

	Number of Option Shares	Exercise P rice Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	265,000	0.50-0.75	0.57	44,452	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2012	6,958,334	$0.50-0.75	$0.03	$44,490	$-

Earned and exercisable, March 31, 2012	6,958,334	$0.50-0.75	$0.03	$44,490	$-

Unvested, March 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 - 0.75	6,958,334	3.70	0.03	6,958,334	3.70	0.03

$0.01 - 0.75	6,958,334	3.70	$0.03	6,958,334	3.70	$0.03

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

Plan of Operations

We are a newly formed company, engaged in the development of an internet online store business, to market nutritional supplement solutions, through our registered website aminofactory.com, presently under development. Our planned product line shall consist of Amino acid supplements. Our target market is the sports industry and the general health minded public. Our current product portfolio consists of five Amino acid formulas and is available only to our Beta test customers. Beta testing is a pre-release trial phase conducted with customers outside the company who are willing to offer assistance in troubleshooting a product or process, prior to production release and real-world exposure. For their involvement, participants are normally offered discounted prices for products purchased during the Beta period and perhaps extended discounts for a period following the Beta test phase. Our Beta test clients are receiving a 25% discount during our Beta testing phase and a 10% discount on any product purchases within a six month period following completion of our Beta trial. We plan to conclude our testing phase on or before July 31, 2012. We have had minimal revenues, have had nominal operations and have $35,469 in cash as of March 31, 2012. We plan to continue developing our business and do not expect any product revenues for approximately six months from this date.

Letter of Understanding with Protein Factory (Manufacturer)

On October 3, 2011, the Company entered into a Letter of Understanding, providing for a non-exclusive and non-binding Value Added Distributorship (VAD) with Protein Factory Inc. Protein Factory Inc. is a New Jersey-based manufacturer and product fulfillment provider of nutritional vitamins and supplements, including customized Amino acid formulas. They carry branded name ingredients with trademarks and patents and are considered leaders in their field. Following are the principal terms of the Letter of Understanding (LOU).

LOU Summary of Terms:

1. LOU is applicable for a period of one (1) year with automatic renewal unless either party terminates the agreement in writing, sixty (60) days prior to the end of the agreement term.

2. The LOU is a non-binding and non-recourse instrument until such time as the parties agree to enter into a definitive and binding agreement. Following successful conclusion of our Beta trial, the Company will have the opportunity to execute a binding VAD agreement with Protein Factory.

3. The Company will make a market for certain specific products, independent of any marketing programs presently employed by Protein Factory Inc. As such, the Company will market Protein Factory’s products under a Value Added Distributorship arrangement.

4.  Under the VAD agreement, each of the parties shall be independent of each other’s financial, marketing and operational undertakings. Protein Factory shall make its products available to the Company at a pre-determined fixed price and the Company will create its own market price for its client base. Each party shall retain 100% of its respective revenue.

5. The VAD agreement does not restrict the Company’s ability to develop or offer products and services in addition to Protein Factory products, and the Company expects to offer products and services provided by other suppliers.

Website Development Plan

At present, we have finalized phase 2 of our website development program and continue with Beta testing. Once the website is fully developed, our product portfolio shall be expanded to include a wider range of Amino acid offerings, including customized formulas uniquely tailored to fit each and every individual’s needs. Product portfolio expansion may also include additional Protein Factory products, as well as products and services provided by other suppliers. A customer will start by logging into our aminofactory.com website and shall be able to select an Amino acid supplement and/or nutritious formula combination, derived by the answers provided to the on-line questionnaires. Once a suitable supplement solution has been chosen by the client, the order shall be automatically placed for processing in our supplier’s factory. Product will be shipped directly by our supplier to the customer, within seven business days.

Product Manufacturing Plan

Our products are being produced by Protein Factory, a New Jersey manufacturer of Amino acid based nutritional products, to supply our initial custom orders during our Beta testing. Our present relationship as a Value Added Distributor (VAD) with Protein Factory is non-exclusive and non-binding. The products which we plan to sell can be also provided to our competitors by Protein Factory, or perhaps other suppliers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our aminofactory.com website; with our custom packaging and pricing, and either with the Protein Factory label or our own aminofactory label. Following conclusion of our Beta testing, we will have the opportunity to execute a binding VAD agreement with Protein Factory. Further, in the near future, we plan to identify additional Amino acid suppliers to expand and diversify our product portfolio. Protein Factory is a licensed manufacturer of Amino acid products, including of the Ajinomoto brand. We have no direct relationship with Ajinomoto. We have selected Ajinomoto brand for inclusion in our product portfolio because its Amino acids are widely used, of good quality, and should be attractive to our potential customers. To process our customer orders automatically through our aminofactory.com website, we have linked aminofactory.com with Protein Factory for product placement and processing. We have also linked our website directly with our merchant banking account at Bank of America to receive credit card payments from our customers over the internet, when a product order is placed. Similar banking arrangements have been set up through Google and PAYPAL.

Marketing Plan

The Company is currently developing its marketing plan. We intend to create exposure of our products when ensured that our product thru-put is manageable and our order processing mechanisms are sufficiently tested. Once we have total assurance in our thru-put and order processing systems, we plan to begin our initial marketing campaign. Our main marketing and promotional vehicles will involve various internet search engine tools. The pace and size of our campaign will depend on the then available funding and product demand. However, if we have suitable product demand during our initial campaign, we believe that we will be able to pursue the potential capital needed to grow our operations accordingly.

Management

Presently, all business functions are managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the Company is financially capable to engage additional staffing. At his discretion, Mr. Kandalepas has elected not to receive any compensation for his services, until the Company is financially capable to compensate him. He is also serving on the company’s board of directors, supported by two other directors.

Short Term Operating Requirements (first year) - Summary

For a period continuing through the next four months, we shall remain a development stage company; completing and testing our website and preparing our marketing plan. Our operational costs during this development period are expected to run at approximately $10,000/monthly. Following completion of our website and marketing plan development, we intend to begin implementation of our marketing campaign, on a limited basis, to ensure timely product delivery and good customer service. During this period which is estimated to consume approximately three months, we intend to hire two employees to support our marketing and customer support functions. As a result of our new hiring, our total costs shall increase to approximately $18,500/monthly. Therefore our anticipated capital requirements during the next seven months shall be:

Operating Costs (4 months) - June 2012 to September 2012	$40,000
Operating Costs (3 months) - October 2012 to December 2012	$55,500

Total Operating Costs (7 months) - June 2012 to December 2012	$95,000

Capital Source(s)

We are totally dependent upon our CEO/director and founder, Andrew J. Kandalepas to meet our operating financial requirements. Mr. Kandalepas, however, is under no obligation, formal or otherwise, to fund our operations. Mr. Kandalepas intends to provide the estimated $95,000 needed to support our operations for the next  seven months, but, there can be no assurance that Mr. Kandalepas will provide any additional funding we may need for operations. If for any reason Mr. Kandalepas ceases to provide sufficient working capital to the Company, we may have to curtail operations to keep our spending to the minimum to conserve cash or to cease operations entirely. From inception through March 31, 2012, Mr. Kandalepas provided advances to the Company in an aggregate amount of $149,375, for working capital purposes.

Long Term Operating Requirements (second year) - Summary

As we begin our second year of operation, we will need additional staffing to support our sales administration and secretarial functions. As such, during the second year, we plan to hire two additional employees, one for sales administration and one secretarial. Our annual capital requirements during the second year of operation shall increase by approximately $80,000. Therefore our operating costs during the second year of operation are expected to be as follows:

Operating Costs (6 months) - January 2013 to June. 2013	$151,000
Operating Costs (6 months) - July 2013 to December 2013	$151,000

Operating Costs – (12 months) - January 2013 to December 2013	$302,000
Total Operating Costs (including officer’s salary of $100K)	$402,000

Revenues/Capital Source(s)

We anticipate that during our second year, from January 2013 to June 2013, we can generate $350,000 in sale revenues, and an additional $600,000 during the following six months, from July 2013 to December 2013. Because of the customized nature of our product line and being a Value Added Distributor, we expect to realize profit margins in the range of 25% to 40%. Unlike Protein Factory’s affiliate program which is commission based, we are free to set our own pricing for the products we sell through our own website checkout payment method, and our own marketing strategy and expense. Based on our anticipated revenues during the second year of operation, our business can be self-sufficient and support additional growth.

Factors and Assumptions Affecting Future Performance

Given that we are currently in Beta testing of products and are operating at a point prior to implementation of our marketing plan, the level of future performance will be affected by a number of factors including, but not limited to, those identified in our prior periodic filings and our Form S-1/A which became effective on October 24, 2011. At this stage of business development, we have limited knowledge regarding anticipated levels of operations, sales and product demand. However, we are optimistic that our focus on Amino acid products will be embraced by our prospective customers and become a trusted supplier to them.

We believe that three key factors will determine our future performance expectations - they are demand driven indicators of revenues.

1. Cost of website traffic in building brand awareness

2. Conversion of web traffic into product acquisition for each of our five products

3. Customer experience and website ease in purchasing online - drive repeat purchases

We believe that our overall cost of sales will be manageable and transparent.  We also believe that we have reasonable expectations regarding our fixed costs with relative low sales volumes. Our business model should enable us to manage variable expenses as our suppliers bear all manufacturing, shipping and handling costs.

We will not retain any inventory and will therefore have the ability to increase or decrease our product portfolio, without significant financial consequences. We expect that this should provide us flexibility to select products which do well, and to eliminate those that do not, without significant financial penalties

Our future performance will depend on our ability to identify and address capital expenditures that will build brand awareness through website traffic. We must develop a marketing plan to properly address customer behavior, demographics, and product alternatives. We need to quantify spending requirements once we determine the yield per each dollar invested in customer acquisition.

Because of these and other considerations, we are not able to provide a detailed profit and loss breakdown at this time. We have internally developed sales objectives and understand our costs well for the next twelve months but will need to formulate same for our long term plan.

We cannot project positive cash flow generation for the next twelve months. However, we do have internal plans and objectives to have positive cash flow generation beyond the second year. Accordingly, we foresee a negative EPS (earnings per share) for the current year.

If our revenues fall short of expectations and if additional capital is needed to support the Company’s ongoing needs, we may need to seek additional funding from Mr. Kandalepas or alternative potential sources. We believe Mr. Kandalepas has certain expertise that might aid efforts to obtain funding from alternative sources if he is unwilling or unable to provide funding himself; nevertheless, there can be no assurance that any additional funding will be available from Mr. Kandalepas or any alternative source.

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

Results of Operations

For the six months ended March 31, 2012 and March 31, 2011, we had $1,100 and $0 in revenue, respectively. Operating expenses for the six months ended March 31, 2012 totaled $73,306, resulting in a loss of $73,043, as compared with operating expenses equal to $82,548 for the six month period ended March 31, 2011. Total operating costs for the six months of operations ended March 31, 2012 totaled $73,306. This included $4,750 in consulting fees, $42,227 in professional fees, $14,770 in rent expense to a related party, and $11,559 in general and administrative costs.

For the period from June 30, 2010 (inception) to March 31, 2012, we had $1,412 in revenue. Expenses for the period totaled $225,530, resulting in a net loss of $225,269.  Expenses for the period consisted of $55,163 in consulting fees, $3,665 in officer’s compensation, $101,562 in professional fees (including the cost related to our S-1 Registration Statement declared effective on October 24, 2011), $36,259 in rent expense to a related party, and $28,881 for General and Administrative expenses.

Liquidity and Capital Resources

As of March 31, 2012, our cash balance is $35,469. We believe that our cash balance in conjunction with additional capital to be raised and/or advances from our majority stockholder and president, the Company shall be able to sufficiently fund our limited levels of operations until the end of our next fiscal year, however no assurance can be given that additional capital and/or advances can be raised during the period. We are a developmental stage company and have only generated nominal revenue from inception to date. We expect to raise additional capital to have adequate funds available to pay for our minimum level of operations.

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

Employees

We currently have no employees.

Critical Accounting Policies and Estimates

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment and website development cost, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Website Development Cost

Website development cost is stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

•

Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options or similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options or similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

For the Company’s significant accounting policies please refer to Note 2 - Summary of significant accounting policies to the financial statements.

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2012 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: May 18, 2012	By:	/s/ Andrew J. Kandalepas
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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	May 18, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 18, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	May 18, 2012
Evan T. Manolis