Form 10-Q
period 2012-06-30
Wellness Center USA, Inc.
filed 2012-08-20
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(847) 925-1885

 (Issuer Telephone number)

Copies of communication to:

Ronald P. Duplack

Rieck and Crotty, P.C.

55 West Monroe Street, Ste. 3625, Chicago, IL 60603

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

Yes      . No   X  .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of June 30, 2012:  15,404,773 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

June 30, 2012

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WELLNESS CENTER USA, INC.

CONTENTS

Wellness Center USA, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2012 (Unaudited) and September 30, 2011	4

Statements of Operations for the Three Months and Nine Months Ended June 30, 2012 and 2011, and for the Period from June 30, 2010 (inception) through June 30, 2012 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) for the Period from June 30, 2010 (inception) through June 30, 2012 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011, and for the Period from June 30, 2010 (inception) through June 30, 2012 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Wellness Center USA, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)

Assets
Current Assets
Cash	$37,048	$175

Total current assets	37,048	175

Office Equipment
Office equipment	1,792	1,150
Accumulated depreciation	(597)	(288)

Office equipment, net	1,195	862

Website Development Cost
Website development cost	17,809	-
Accumulated amortization	(1,402)	-

Website development cost, net	16,407	-

Total Assets	$54,650	$1,037

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$180	$-
Accrued expenses	650	3,300
Advances from stockholder	36,375	134,875

Total current liabilities	37,205	138,175

Stockholders' Equity (Deficit)
Preferred Stock: $0.0001 par value: xx,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: $0.001 par value: 75,000,000 shares authorized; 15,367,273 and 15,030,000 shares issued and outstanding, respectively
	15,367	15,030
Additional paid-in capital	291,037	58
Deficit accumulated during the development stage	(288,959)	(152,226)

Total stockholders' equity (deficit)	17,445	(137,138)

Total Liabilities and Stockholders' Equity (Deficit)	$54,650	$1,037

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A Development Stage Company)
Statements of Operations

					For the Period from
	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months	June 30, 2010 (Inception)
	Ended	Ended	Ended	Ended	through
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,187	$87	$57	$57	$1,499

Costs of Goods Sold	837	-	32	32	1,151

Gross Profit	350	87	25	25	348

Operating Expenses
Consulting fees	22,066	17,316	13,913	-	72,479
Officer's compensation	-	-	-	-	3,665
Professional fees	59,181	16,954	50,000	-	118,516
Rent expense - related party	18,912	4,142	15,628	5,860	40,401
General and administrative	36,924	25,365	10,815	1,948	54,246

Total operating expenses	137,083	63,777	90,356	7,808	289,307

Loss from Operations	(136,733)	(63,690)	(90,331)	(7,783)	(288,959)

Other (Income) Expense
Interest expense	-	-	-	-	-

Total other (income) expense	-	-	-	-	-

Loss before Income Tax Provision	(136,733)	(63,690)	(90,331)	(7,783)	(288,959)

Income Tax Provision	-	-	-	-	-

Net Loss	$(136,733)	$(63,690)	$(90,331)	$(7,783)	$(288,959)

Net loss per common share - Basic and Diluted
	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic and Diluted
	15,122,726	15,035,821	12,484,119	8,050,750

Wellness Center USA, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from June 30, 2010 (inception) through June 30, 2012
(Unaudited)
				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Equity (Deficit)

June 30, 2010 ( inception )	-	$-	$-	$-	$-

Issuance of common shares as compensation valued at $0.001 per share upon formation
	3,665,000	3,665	-	-	3,665
Net loss	-	-	-	(43,040)	(43,040)

Balance September 30, 2010	3,665,000	3,665	-	(43,040)	(39,375)

Issuance of common shares and warrants for cash at par on November 10, 2010
	2,557,500	2,557	-	-	2,557
Issuance of common shares and warrants for cash at par on November 30, 2010
	7,982,500	7,983	-	-	7,983
Issuance of common shares as compensation valued at par on November 30, 2010
	375,000	375	-	-	375
Issuance of warrants as compensation on November 30, 2010
	-	-	38	-	38
Issuance of common shares to newly appointed board of directors valued at par on November 30, 2010	200,000	200	-	-	200
Issuance of options to newly appointed board of directors on November 30, 2010	-	-	20	-	20
Issuance of common shares to two members of board of directors valued at par on June 30, 2011	250,000	250	-	-	250
Net loss	-	-	-	(109,186)	(109,186)

Balance, September 30, 2011	15,030,000	15,030	58	(152,226)	(137,138)

Issuance of common shares and warrants for cash at $0.50 per share on March 08, 2012
	95,000	95	47,405	-	47,500
Issuance of common shares and warrants for cash at $0.75 per share on March 15, 2012
	75,000	75	56,175	-	56,250
Issuance of common shares and warrants for cash at $1.10 per share on April 19, 2012
	14,545	15	15,985	-	16,000
Issuance of common shares and warrants for cash at $1.10 per share on May 9, 2012
	9,091	9	9,991	-	10,000
Issuance of common shares and warrants for cash at $1.10 per share on May 14, 2012
	18,182	18	19,982	-	20,000
Issuance of common shares and warrants for cash at $1.10 per share on May 21, 2012
	20,000	20	21,980	-	22,000
Issuance of common shares and warrants for cash at $1.10 per share on May 22, 2012
	10,000	10	10,990	-	11,000
Issuance of common shares and warrants for cash at $1.10 per share on May 25, 2012
	82,955	83	91,168	-	91,251
Common shares issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share	12,500	12	13,738	-	13,750
Warrants issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share	-	-	3,566	-	3,566
Net loss	-	-	-	(136,733)	(136,733)

Balance, June 30, 2012	15,367,273	$15,367	$291,037	$(288,959)	$17,445

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
(A development stage company)
Statements of Cash Flows

	For the Nine Months	For the Nine Months	For the Period from June 30, 2010
	Ended	Ended	(Inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(136,733)	$(90,331)	$(288,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for compensation and services	13,750	825	18,240
Warrants and options issued for compensation and services	3,566	58	3,624
Depreciation expense	309	192	597
Amortization expense	1,402	-	1,402
Changes in operating assets and liabilities:
Prepaid expenses	-	16,500	-
Accrued expenses	(2,650)	14,500	650
Accounts payable	180	-	180

Net Cash Used in Operating Activities	(120,176)	(58,256)	(264,266)

Cash Flows from Investing Activities
Purchase of office equipment	(642)	(1,150)	(1,792)
Website development cost	(17,809)	-	(17,809)

Net Cash Used in Investing Activities	(18,451)	(1,150)	(19,601)

Cash Flows from Financing Activities
Sale of common shares for cash	274,000	10,540	284,540
Advances from stockholder	(98,500)	62,600	36,375

Net Cash Provided by Financing Activities	175,500	73,140	320,915

Net Change in Cash	36,873	13,734	37,048

Cash - beginning of period	175	200	-

Cash - end of period	$37,048	$13,934	$37,048

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non Cash Financing and Investing Activities

See accompanying notes to the financial statements.

Wellness Center USA, Inc.

(A Development Stage Company)

June 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc., a development stage company, (the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company engages in online sports and nutrition supplements marketing and distribution through its website www.aminofactory.com.

Acquisition of CNS-Wellness Florida, LLC

On May 30, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida-based cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.

On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for the issuance of 7.3 million shares of its common stock pursuant.   The 7.3 million common shares issued represent 32.2% of the 22,704,773 shares of issued and outstanding common stock of the Company at the closing date. CNS is now operated as a wholly-owned subsidiary of the Company.

As a result of this transaction, the Company is no longer a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2012	For the Interim Period Ended June 30, 2011

Stock options

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	-

Sub-total: stock options	1,850,000	1,800,000

Warrants

Warrants issued on November 10, 2010 to investor in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Warrants issued on November 30, 2010 to investor with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	4,718,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	-

Warrants issued on March 15, 2012 to investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	-

Warrants issued on April 19, 2012 to investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	-

Warrants issued on May 9, 2012 to investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	-

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	-

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	-

Sub-total: warrants	7,113,007	6,693,334

Total potentially outstanding dilutive common shares	8,963,107	8,493,334

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

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: De-recognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at June 30, 2012 and September 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	September 30, 2011

Office equipment	5	$1,792	$1,150

		1,792	1,150

Less accumulated depreciation		(597)	(288)

		$1,195	$862

Depreciation Expense

The Company acquired the office equipment on December 7, 2010 and started to depreciate as of January 1, 2011. Additional equipment was purchased and depreciated during this interim period.  Depreciation expense for the interim period ended June 30, 2012 and 2011 was $309 and $192, respectively.

Note 5 – Website Development Cost

Website development cost, stated at cost, less accumulated amortization at June 30, 2012 and September 30, 2011 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	September 30, 2011

Website development cost	3	$17,809	$-

		17,809	-

Less accumulated amortization		(1,402)	(-)

		$16,407	$-

Amortization Expense

The Company retained an unrelated third party to develop its website and completed its website development at the end of March 2012 and started to amortize as of April 1, 2012. Amortization expense for the interim period ended June 30, 2012 and 2011 was $1,402 and $0, respectively.

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

Advances from stockholder at June 30, 2012 and September 30, 2011, consisted of the following:

	June 30, 2012	September 30, 2011

Advances from stockholder	$36,375	$134,875

	$36,375	$134,875

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

For the interim period ended June 30, 2012, the Company repaid advances of $113,000 to its founder.

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2012 (remainder of the fiscal year)	$5,728

2013	5,728

$11,456

Note 7 – Stockholders’ Equity (Deficit)

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

On March 8, 2012 the Company issued (i) 95,000 shares of its common stock and (ii) warrants to purchase 190,000 shares of common stock with an exercise price of $0.50 per share expiring five (5) years from the date of issuance. The units were sold at $0.50 per unit consisting one common share and the warrant to purchase two (2) common shares for an aggregate of $47,500, $22,848 and $24,652 of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

On April 19, 2012 the Company issued (i) 14,545 shares of its common stock and (ii) warrants to purchase 14,545 shares of common stock with an exercise price of $1.65 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting one common share and the warrant to purchase one (1) common share for an aggregate of $16,000, $ 11,088 and $4,912 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On May 9, 2012 the Company issued (i) 9,091 shares of its common stock and (ii) warrants to purchase 9,091 shares of common stock with an exercise price of $2.16 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting one common share and the warrant to purchase one (1) common share for an aggregate of $10,000, $ 7,250 and $2,750 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On May 14, 2012 the Company issued (i) 18,182 shares of its common stock and (ii) warrants to purchase 18,182 shares of common stock with an exercise price of $2.25 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting one common share and the warrant to purchase one (1) common share for an aggregate of $20,000, $14,600 and $5,400 of which were allocated as the relative fair value of the common stock and warrants, respectively.

Between May 21 and May 25, 2012 the Company issued (i) 112,955 shares of its common stock and (ii) warrants to purchase 112,955 shares of common stock with an exercise price of $2.31 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting one common share and the warrant to purchase one (1) common share for an aggregate of $124,250, $ 91,200 and $ 33,050 of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

On March 13, 2012, the Company entered into an consulting agreement (the "Consulting Agreement"), with an Consultant (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratable over the term of the Consulting Agreement every three (3) months and the unearned shares are forfeitable in the event of nonperformance by the Consultant.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.

12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the interim period ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, or $17,350 and option to purchase 12,500 common shares earned for the quarter ended June 30, 2012 were valued at $3,566, all of which were recorded as consulting fees and included in the statements of operations.

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

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 13, 2012

Expected life (year)	5

Expected volatility (*)	64.53%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.99%

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

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model was $14,265 at the date of grant, of which $3,566 were amortized during the quarter ended June 30, 2012.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities through June 30, 2012:

	Number of	Exercise Price	Weighted	Fair Value	Aggregate
	Option	Range	Average	at Date of	Intrinsic
	Shares	Per Share	Exercise Price	Grant	Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, June 30, 2012	1,850,000	$0.01	$0.02	$20	$-

Vested and exercisable, June 30, 2012	1,812,500	$0.01	$0.01	$3,586	$-

Unvested, June 30, 2012	37,500	$0.44	$0.44	$10,699	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$0.01 - 0.44	1,850,000		3.09	$0.02	1,892,500	3.09	$0.02

As of June 30, 2012, there were 5,650,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

April and May 2012 Issuances

During April and May 2012, the Company issued (i) warrants to purchase 154,773 shares, in the aggregate, of the Company’s common stock to the investors with an exercise price ranging from $1.65 to $2.31 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights, same as that included in November 2010 issuances.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	April 19, 2012	May 9, 2012

Expected life (year)	5	5

Expected volatility (*)	64.61%	64.54%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	0.84%	0.77%

	May 14, 2012	May 21, 2012

Expected life (year)	5	5

Expected volatility (*)	64.53%	64.49%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	0.73%	0.75%

	May 22, 2012	May 25, 2012

Expected life (year)	5	5

Expected volatility (*)	64.49%	64.47%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	0.78%	0.76%

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

The aggregate relative fair value of the warrants issued during the period ended June 30, 2012 using the Black-Scholes Option Pricing Model was $46,112 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities through June 30, 2012:

		Exercise Price	Weighted	Fair Value	Aggregate
	Number of	Range	Average	at Date	Intrinsic
	Warrant Shares	Per Share	Exercise Price	of Issuance	Value

Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	419,773	0.50-2.31	0.36	46,112	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2012	7,113,107	$0.50-2.31	$0.08	$46,150	$-

Earned and exercisable, June 30, 2012	7,113,107	$0.50-2.31	$0.08	$46,150	$-

Unvested, June 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	7,113,107	3.49	$0.08	6,958,334	3.49	$0.08

$0.01 – 2.31	7,113,107	3.49	$0.08	6,958,334	3.49	$0.08

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

Consummation of acquisition pursuant to exchange agreement with CNS-Wellness Florida, LLC (“CNS”)

On May 30, 2012, the Company entered into an Exchange Agreement to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida-based cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.   On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of its common stock pursuant to the Exchange Agreement.   The 7.3 million common shares issued in connection with the share exchange represent 32.2% of the 22,704,773 shares of issued and outstanding common stock of the Company as of the closing of the share exchange under the Exchange Agreement.   CNS is now operated as a wholly-owned subsidiary of the Company.

The 7.3 million shares of common stock issued in connection with the share exchange under the Exchange Agreement were issued in reliance upon the exemption from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D thereunder.   As such, the shares of our common stock may not be offered or sold unless they are registered under the Securities Act or qualify for an exemption from the registration requirements under the Security Act.

Entry into exchange agreement with Psoria-Shield Inc. (“PSI”)

On June 21, 2012 the Company entered into an Exchange Agreement to acquire Psoria-Shield Inc. (“PSI”), a Tampa, Florida-based developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases.

Pursuant to the Exchange Agreement, the Company expects to acquire all of the issued and outstanding shares of stock in PSI for the issuance of 7,686,797 shares of common stock in the Company.  The Exchange Agreement contains customary representations, warranties, covenants and indemnities and is subject to customary closing conditions. The Exchange Agreement may be terminated by either party for specified reasons, including by either party if the closing does not occur on or before July 31, 2012.

On July 31, 2012, the closing date was extended through August 31, 2012, and the Company expects to complete the transaction with PSI within the extended closing period.

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

Plan of Operations

We are a newly formed company, engaged in the development of an internet online store business, to market nutritional supplement solutions, through our registered website aminofactory.com, presently under development. Our planned product line shall consist of Amino acid supplements. Our target market is the sports industry and the general health minded public. Our current product portfolio consists of five Amino acid formulas and is available only to our Beta test customers. Beta testing is a pre-release trial phase conducted with customers outside the company who are willing to offer assistance in troubleshooting a product or process, prior to production release and real-world exposure. For their involvement, participants are normally offered discounted prices for products purchased during the Beta period and perhaps extended discounts for a period following the Beta test phase. Our Beta test clients are receiving a 25% discount during our Beta testing phase and a 10% discount on any product purchases within a six month period following completion of our Beta trial. We plan to conclude our testing phase on or before July 31, 2012. We have had minimal revenues, have had nominal operations and have $37,048 in cash as of June 30, 2012. We plan to continue developing our business and do not expect any product revenues for approximately six months from this date.

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

The LOU is applicable for a period of one (1) year with automatic renewal unless either party terminates the LOU in writing, sixty (60) days prior to the end of the LOU term.  It is a non-binding and non-recourse instrument until such time as the parties agree to enter into a definitive and binding agreement. Following successful conclusion of our Beta trial, the Company will have the opportunity to execute a binding VAD agreement with Protein Factory.

The Company will make a market for certain specific products, independent of any marketing programs presently employed by Protein Factory Inc. As such, the Company will market Protein Factory’s products under a Value Added Distributorship arrangement.  Under the VAD agreement, each of the parties shall be independent of each other’s financial, marketing and operational undertakings. Protein Factory will make its products available to the Company at a pre-determined fixed price and the Company will create its own market price for its client base. Each party shall retain 100% of its respective revenue.  The VAD agreement does not restrict the Company’s ability to develop or offer products and services in addition to Protein Factory products, and the Company expects to offer products and services provided by other suppliers.

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

Product Manufacturing Plan

Our products are being produced by Protein Factory to supply our initial custom orders during our Beta testing. Our present relationship as a Value Added Distributor (VAD) with Protein Factory is non-exclusive and non-binding. The products which we plan to sell can be also provided to our competitors by Protein Factory, or perhaps other suppliers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our aminofactory.com website; with our custom packaging and pricing, and either with the Protein Factory label or our own aminofactory label. Following conclusion of our Beta testing, we will have the opportunity to execute a binding VAD agreement with Protein Factory. Further, in the near future, we plan to identify additional Amino acid suppliers to expand and diversify our product portfolio. Protein Factory is a licensed manufacturer of Amino acid products, including of the Ajinomoto brand. We have no direct relationship with Ajinomoto. We have selected Ajinomoto brand for inclusion in our product portfolio because its Amino acids are widely used, of good quality, and should be attractive to our potential customers. To process our customer orders automatically through our aminofactory.com website, we have linked aminofactory.com with Protein Factory for product placement and processing. We have also linked our website directly with our merchant banking account at Bank of America to receive credit card payments from our customers over the internet, when a product order is placed. Similar banking arrangements have been set up through Google and PAYPAL.

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

CNS Services and Integration of Operations

On August 2, 2012, we consummated the acquisition of all of the issued and outstanding limited liability membership interests in CNS. CNS is now operated as a wholly-owned subsidiary of the Company, with four full-time and eleven part-time employees.   We believe that CNS’ operations and services will provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to mental health and well-being.

Current approaches primarily consist of “talk therapy” and prescription medications.  These are often combined, but they each retain their individual shortcomings in combination. The former – so-called psychotherapy or mental health counseling – can take years to achieve results and is often completely ineffective.   The latter – known as psychopharmacology – relies in many cases on dangerous drugs with severe and unpredictable side effects, many of which are irreversible. Many also have strong and severe addictive properties that result in substance abuse and dependency, which leaves the client worse.  Neither of the current approaches is, in daily application to client care, subject to objective evidence of success or failure, because the only indicator of treatment outcome is the subjective report of clients.  In addition, these approaches to treatment have not been updated to take advantage of recent discoveries and knowledge of brain function that has emerged in the past two decades.

CNS provides alternative, scientific approaches to mental health and wellness. It assesses dis-regulations in brain function via EEG-based brain mapping along with other recognized behavioral health assessment tools, such as neuropsychological examinations. Its trained therapists then assist the client to restore brain function to within normative limits using leading–edge modalities, such as LENS, Neurofield EMS therapy, traditional neurofeedback, hemoencephalography, transcranial direct current stimulation, cranial alternating current stimulation, photonic stimulation and heart variability training. The client is periodically assessed throughout and following completion of the treatment program. This enables the clinical team to form treatment protocols as well as demonstrate the effectiveness of the treatment through a comparison of pre-vs. post-treatment assessments.

CNS treatment modalities, when combined in specific manners that are proprietary to CNS, contribute to restoring the brain’s ability to regulate itself within normative limits. CNS methods are noninvasive and safe, and achieve their goals without the use of prescription pharmaceuticals. This technology helps the client to overcome difficulties with mental health and/or developmental barriers to successful daily functioning, and thereby to experience a higher quality of life.

CNS clients have reported very favorable rates of improvement – in many cases two to three (or more) times what is seen in traditional approaches.  Such improvement has been achieved in a matter of weeks or months – a fraction of the time required by existing approaches. The effects of neurotherapy have been shown to last for years following treatment.

We acquired CNS based in part upon NIMH data indicating that in any given year an estimated 26.2 percent of Americans ages 18 and older suffer from a diagnosable mental disorder.  We assumed that such data suggested a potential client population that might benefit from CNS services.  We further assumed that additional potential CNS client populations would derive from individuals suffering from acquired brain injuries and children with developmental conditions associated with dis-regulations of the brain such as AD/HD, learning disorders, autism and Asperger’s disorder.  We assumed that CNS services could address these populations in the Tampa Bay-area, as well as other locations and that such services would be favorably perceived and accepted by such potential populations.

We are aware of only a handful of clinics competing with CNS in the Tampa Bay-area, and believe that these clinics offer only a small fraction of the alternative treatments offered by CNS. Indirect competitors may include pharmaceutical companies and traditional psychotherapy methods.  We expect to build upon CNS’ current marketing plan which has emphasized use of print media, particularly health-oriented magazines, billboard and radio advertisements, and “grass-roots” networking, to drive potential clients to CNS’ state-of-the-art website.  Nevertheless, our acquisition assumptions may prove to be erroneous. CNS is a small development stage company with a limited operating history. CNS is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful, or that its services will be favorably perceived and accepted by our assumed potential client populations in the Tampa-bay area or anywhere else.  Although its services appear to have been successful and beneficial to clients, there can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. In order for the Company to continue CNS operations it will need additional capital and it will have to successfully coordinate integration of CNS operations without materially and adversely affecting continuation and development of other Company operations.

Management

Presently, all business functions are managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the Company is financially capable to engage additional staffing. Mr. Kandalepas has elected not to receive any compensation for his services, until the Company is financially capable to compensate him. He also serves on the Company’s board of directors, supported by four other directors.

Short Term Operating Requirements (first year) - Summary

For a period continuing through the next four months, we shall remain a development stage company; completing and testing our website and preparing our marketing plan. Our operational costs during this development period are expected to run at approximately $10,000/month. Following completion of our website and marketing plan development, we intend to begin implementation of our marketing campaign, on a limited basis, to ensure timely product delivery and good customer service. During this period which is estimated to consume approximately three months, we intend to hire two employees to support our marketing and customer support functions. As a result of our new hiring, our total costs are expected to increase to approximately $18,500/month. Therefore, our anticipated capital requirements during the next seven months are expected to be:

Operating Costs (4 months) - June 2012 to September 2012	$40,000
Operating Costs (3 months) - October 2012 to December 2012	$55,500

Total Operating Costs (7 months) - June 2012 to December 2012	$95,500

Capital Source(s)

We are totally dependent upon our CEO/director and founder, Andrew J. Kandalepas to meet our operating financial requirements. Mr. Kandalepas, however, is under no obligation, formal or otherwise, to fund our operations. Mr. Kandalepas intends to provide the estimated $95,500 needed to support our operations for the next  seven months, but, there can be no assurance that Mr. Kandalepas will provide any additional funding we may need for operations. If for any reason Mr. Kandalepas ceases to provide sufficient working capital to the Company, we may have to curtail operations to keep our spending to the minimum to conserve cash or to cease operations entirely. From inception through July 30, 2012, Mr. Kandalepas provided advances to the Company in an aggregate amount of $149,375 for working capital purposes.

Long Term Operating Requirements (second year) - Summary

As we begin our second year of operation, we will need additional staffing to support our sales administration and secretarial functions. As such, during the second year, we plan to hire two additional employees, one for sales administration and one secretarial. Our annual capital requirements during the second year of operation are expected to increase by approximately $80,000. Therefore our operating costs during the second year of operation are expected to be as follows:

Operating Costs (6 months) - January 2013 to June. 2013	$151,000
Operating Costs (6 months) – July 2013 to December 2013	$151,000

Operating Costs – (12 months) - January 2013 to December 2013	$302,000
Total Operating Costs (including officer’s salary of $100K)	$402,000

Revenues/Capital Source(s)

We anticipate that during our second year, from January 2013 to June 2013, we can generate $350,000 in sales revenues, and an additional $600,000 during the following six months, from July 2013 to December 2013. Because of the customized nature of our product line and being a Value Added Distributor, we expect to realize profit margins in the range of 25% to 40%. Unlike Protein Factory’s affiliate program which is commission based, we are free to set our own pricing for the products we sell through our own website checkout payment method, and our own marketing strategy and expense. Based on our anticipated revenues during the second year of operation, we expect our business to be self-sufficient and to support additional growth.

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

We will not retain any inventory and will therefore have the ability to increase or decrease our product portfolio, without significant financial consequences. We expect that this should provide us flexibility to select products which do well, and to eliminate those that do not, without significant financial penalties.

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

We cannot project positive cash flow generation for the next twelve months. However, we do have internal plans and objectives to have positive cash flow generation beyond the second year of operations. Accordingly, we foresee a negative EPS (earnings per share) for the current year.

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

Results of Operations

For the nine months ended June 30, 2012 and 2011, we had $1,187 and $57 in revenue, respectively. Operating expenses for the nine months ended June 30, 2012 totaled $137,083, resulting in a loss of $136,733, as compared with operating expenses equal to $90,356 for the nine month period ended June 30, 2011.

For the period from October 1, 2011 to June 30, 2012, we had $1,187 in revenue. Expenses for the period totaled $137,570, resulting in a net loss of $136,733.  Expenses for the period consisted of $837 in costs of goods sold, $22,066 in consulting fees, $59,181 in professional fees (including the cost related to our S-1 Registration Statement declared effective on October 24, 2011), $18,912 in rent expense to a related party, and $36,924for general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2012, our cash balance is $37,048. We believe that our cash balance in conjunction with additional capital to be raised and/or advances from our majority stockholder and president, the Company shall be able to sufficiently fund our limited levels of operations until the end of our next fiscal year, however no assurance can be given that additional capital and/or advances can be raised during the period. We are a developmental stage company and have only generated nominal revenue from inception to date. We expect to raise additional capital to have adequate funds available to pay for our minimum level of operations.

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

Employees

We currently have no employees other than our executive officers and employees of CNS.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.   As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.  While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item. 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedure

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2012, because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred through the date of this Current Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WELLNESS CENTER USA, INC.

Date: August 20, 2012	By:	/s/ Andrew J. Kandalepas
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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	August 20, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	August 20, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	August 20, 2012
Evan T. Manolis

/s/ William A. Lambos	Director	August 20, 2012
William A. Lambos

/s/ Peter A. Hannouche	Director	August 20, 2012
Peter A. Hannouche