Form 10-Q/A
period 2012-06-30
Wellness Center USA, Inc.
filed 2012-09-11
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Wellness Center USA, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibits No.	Descriptions
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)
101	XBRL (eXtensible Business Reporting Language)(****)

(*) Filed with Form 10-Q for the period ended June 30, 2012 on August 20, 2012.

(**) Included in Exhibit 31.1

(***) Included in Exhibit 32.1

(****) Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLNESS CENTER USA, INC.

Date: September 11, 2012	By:	/s/ Andrew J. Kandalepas
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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	September 11, 2012
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	September 11, 2012
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	September 11, 2012
Evan T. Manolis

/s/ William A. Lambos	Director	September 11, 2012
William A. Lambos

/s/ Peter A. Hannouche	Director	September 11, 2012
Peter A. Hannouche

4