Form 10-K
period 2012-09-30
Wellness Center USA, Inc.
filed 2013-01-16
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(847) 925-1885

(Issuer Telephone number)

Not Applicable

(Former name or former address, if changed since last report)

Copies of communication to:

Ronald P. Duplack, Esq.

Rieck and Crotty, P.C.

55 West Monroe Street, Suite 3625, Chicago, IL 60603

Telephone (312) 726-4646 Fax (312) 726-0647

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended March 31, 2012: $17,070,900.

As of January 11, 2013, the registrant had 30,978,237 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.

BUSINESS

Background.

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010.  Since that date, we have been engaged in the development of an internet online store business to market customized vitamins and other nutritional supplement solutions and have expanded into additional businesses within the healthcare and medical sectors through two acquisitions, CNS-Wellness LLC, and Psoria-Shield Inc. Our online store business “aminofactory.com” is a web based online store designed to market nutritional supplements to the sports industry and health minded public. CNS-Wellness is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. Psoria-Shield is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others.

Aminofactory.com

Our intended products will be sold through our registered website www.aminofactory.com, presently under final development. Our planned product line shall consist of Amino acid and other nutritional supplements and our target market will be the sports industry and the general health minded public. Once our website is fully developed, our product portfolio shall be expanded to include a wider range of supplements, including customized formulas uniquely tailored to suite an individual’s needs. A customer logging into our www.aminofactory.com website will be able to select an Amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, the order shall be automatically placed for processing in our supplier’s factory. Product will be shipped directly by our supplier to the client, within seven business days.

Our supplements will be produced by unaffiliated third party manufactures and/or product fulfillment suppliers, specializing in Amino nutritional supplement production. We have currently established a non-binding and non-exclusive Value Added (VAD) relationship with one such producer and product fulfillment provider, the New Jersey based Protein Factory, to support our initial offering. Supplements produced for us can be also provided to our competitors by Protein Factory or perhaps other manufacturers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our website with our custom packaging and pricing; under the Protein Factory or our own amino factory label. Following successful conclusion of our website development, we will have the opportunity to execute a binding VAD agreement with Protein Factory.

The CNS Share Exchange.

On May 30, 2012, we entered into an Exchange Agreement to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida-based cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.

On August 2, 2012, we consummated the CNS share exchange and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of common stock in the Company pursuant to the CNS Exchange Agreement.  CNS is now operated as a wholly-owned subsidiary of the Company.

Description of CNS.

CNS was organized in the State of Florida on May 26, 2009. CNS provides alternative, scientific approaches to mental health and wellness. It assesses dis-regulations in brain function via EEG-based brain mapping along with other recognized behavioral health assessment tools, such as neuropsychological examinations. Its trained therapists then assist the client to restore brain function to within normative limits using leading–edge modalities, such as LENS, Neurofield EMS therapy, traditional neurofeedback, hemoencephalography, transcranial direct current stimulation, cranial alternating current stimulation, photonic stimulation and heart variability training. The client is periodically assessed throughout and following completion of the treatment program. This enables the clinical team to form treatment protocols as well as demonstrate the effectiveness of the treatment through a comparison of pre-vs. post-treatment assessments.

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

CNS services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues.  CNS has serviced approximately 485 clients since commencement of operations in 2009.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

The PSI Share Exchange.

On June 21, 2012, we entered into an Exchange Agreement to acquire all of the issued and outstanding shares of stock in Psoria-Shield Inc. (“PSI”), a Tampa, Florida-based developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases.

On August 24, 2012, we consummated the PSI share exchange and acquired all of the issued and outstanding shares of stock in PSI for and in consideration of the issuance of 7,686,797 shares of common stock in the Company pursuant to the PSI Exchange Agreement.  PSI is now operated as a wholly-owned subsidiary of the Company.

Description of PSI.

PSI was incorporated under the laws of the State of Florida on June 17, 2009.  It is a medical device design and manufacturing company.  It designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the Psoria-Light.   The Psoria-Light is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including; psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma.   PSI intends to enter into agreements with third parties, in the United States and internationally, for the manufacture of component parts that make up the Psoria-Light and to license its proprietary technology to third parties domestically and in selected foreign markets.

The Psoria-Light consists of three components: a base console, a color display with touchscreen control, and a hand-held delivery device with a conduit (or tether) between the handheld device and the base console.  PSI requires clearance by the United States Food and Drug Administration (“FDA”) to market and sell the device in the United States as well as permission from TUV SUD America Inc., PSI’s Notified Body, to affix the CE mark to the Psoria-Light in order to market and sell the device in countries of the European Union.   PSI submitted a 510(k) application with the FDA for marketing clearance of the device in the United States (application number K103540).   To obtain FDA clearance and permission to affix the CE mark, PSI was required to conduct EMC and electrical safety testing, which it completed in the second quarter of 2011.  PSI also developed an ISO 13485 compliant quality system for the Psoria-Light which was audited in the fourth quarter of 2011.  PSI received FDA clearance on February 11, 2011 (no. K103540) and was granted permission to affix the CE mark on November 10, 2011.

Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues,  and PSI has serviced approximately 100 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

ITEM 1A.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative in nature.  The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Relating To Our Business and Financial Condition.

WE ONLY COMMENCED OPERATIONS UPON ACQUISITIONS OF CNS AND PSI IN AUGUST WITH LIMITED OPERATING HISTORY, AND AN INVESTMENT IN US IS CONSIDERED A HIGH RISK INVESTMENT WHEREBY YOU COULD LOSE YOUR ENTIRE INVESTMENT.

The Company commenced operations in August 2012 upon acquisitions of CNS and PSI with limited operating history. The Company is currently operating at a loss, and there is no assurance that the Company will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment. We may not generate sufficient revenues in the next twelve months to support our operations and therefore may operate solely on the cash we raise from investments.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS AND WE ARE CURRENTLY OPERATING AT A LOSS, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had just begun operations in August 2012, had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

IT IS MOST LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH SUBSEQUENT FUTURE PRIVATE OFFERING OF OUR SECURITIES.

Because the Company does not currently have any financing arrangements, and may not be able to secure favorable terms for future financing, the Company may need to raise capital through the sale of its common stock. The sale of additional equity securities will result in dilution to our stockholders.

WE DO NOT HAVE A MAJORITY OF DIRECTORS BEING INDEPENDENT DIRECTORS LIMITS OUR ABILITY TO ESTABLISH EFFECTIVE INDEPENDENT CORPORATE GOVERNANCE PROCEDURES AND INCREASES THE CONTROL OF MANAGEMENT.

The Company has six directors with two (2) of whom are independent; accordingly, we cannot establish board committees with independent members to oversee certain functions such as compensation or audit issues. Until we have majority of our board of directors being independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability of stockholders to challenge or reverse those activities and decisions, even if they are not in the best interests of stockholders.

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

IF WE LOSE OR ARE UNABLE TO OBTAIN KEY PERSONNEL, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our success depends to a significant degree upon the continued contributions of our executive officers, Andrew J. Kandalepas, William A. Lambos, Peter A. Hannouche and Scot L. Johnson. Although we have employment agreements with Mr. Lambos, Mr. Hannouche and Mr. Johnson, we cannot guarantee that any of them will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

AN UNEXPECTED INTERRUPTION OR SHORTAGE IN THE SUPPLY OR SIGNIFICANT INCREASE IN THE COST OF RAW MATERIALS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS, WHICH COULD REDUCE OUR SALES AND MARGINS.

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

WE WILL OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND GROWTH PROSPECTS.

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

THE CURRENT GLOBAL ECONOMIC DOWNTURN OR RECESSION COULD ADVERSELY AFFECT OUR INDUSTRY AND, THEREFORE, RESTRICT OUR FUTURE GROWTH.

The current global economic downturn or recession could negatively affect our sales because many consumers consider the purchase of our products discretionary. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the markets for our products significantly deteriorate due to the economic environment, our business, financial condition or results of operations could be materially and adversely affected.

IT IS LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH FUTURE PRIVATE OFFERING OF OUR SECURITIES.

Because the Company does not currently have any financing arrangements, and may not be able to secure favorable terms for future financing, the Company may need to raise capital through the sale of its common stock. The sale of additional equity securities will result in dilution to our stockholders.

Risks Relating To the Acquisitions of CNS and PSI.

OUR DECISIONS TO ACQUIRE CNS AND PSI WERE BASED UPON ASSUMPTIONS WHICH MAY PROVE TO BE ERRONEOUS.

Our decision to acquire CNS was based upon assumptions regarding CNS’ operations and services, the potential market for CNS’ services and our ability to integrate CNS operations in a manner that would enable us to expand operations of the current clinic and to identify and develop additional clinics at locations to be determined. Our decision was based in part upon National Institute of Mental Health (“NIMH”) data indicating that in any given year an estimated 26.2 percent of Americans ages 18 and older suffer from a diagnosable mental disorder.  We assumed that such data suggested a potential client population that might benefit from CNS services.  We further assumed that additional potential CNS client populations would derive from individuals suffering from acquired brain injuries and children with developmental conditions associated with dis-regulations of the brain such as AD/HD, learning disorders, autism and Asperger’s disorder.  We assumed that CNS services could address these populations in the Tampa Bay-area, as well as other locations and that such services would be favorably perceived and accepted by such potential populations.

Our decision to acquire PSI was based upon assumptions regarding PSI’s operations and services, the potential market for the Psoria-Light and our ability to integrate PSI operations in a manner that would enable us to launch the marketing and sale of the Psoria-Light. Our decision was based in part upon 2009 statistics indicating that more than $11.25 billion is spent annually in the United States to treat psoriasis and National Psoriasis Foundation data indicating that psoriasis is known to affect 2% to 3% of the human population.  Surveys conducted by the National Psoriasis Foundation from 2003 to 2005 indicated that at least 50% of sufferers were receiving no treatment, that prescriptions were widely utilized, and that UV therapy was under-utilized.  We assumed that such data suggested a potential client population that might benefit from Psoria-Light treatments.  We further assumed that additional potential client populations would derive from individuals suffering from certain skin conditions including psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma. We assumed that Psoria-Light treatments could address such populations in the Tampa Bay-area, as well as other locations and that such treatments would be favorably perceived and accepted by such potential populations.

Our assumptions regarding CNS and PSI may prove to be erroneous.  Each company is a small development stage company with a limited operating history. Each is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful, or that their respective products and services will be favorably perceived and accepted by our assumed potential client populations in the Tampa Bay-area or anywhere else.  CNS’ services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but it has serviced approximately 485 clients since commencement of operations in 2009.   PSI’s Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but it has serviced approximately 100 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

CNS PROVIDES ALTERNATIVE SCIENTIFIC APPROACHES TO MENTAL HEALTH AND WELLNESS THAT ARE NOVEL.

CNS’ success depends upon the acceptance by healthcare providers and clients of CNS’ treatment modalities as a preferred method of treatment for brain-based behavioral health disorders including developmental, emotional and stress-related problems. There can be no assurance that we will be able to achieve and maintain such market acceptance by healthcare providers or clients. We believe that market acceptance of CNS’ modalities will depend on many factors, including:

•

the perceived advantages or disadvantages of CNS treatments compared to other alternative treatments and devices;

•

the safety and efficacy of the treatments;

•

the availability and success of other alternative treatments and devices;

•

the price of the treatments relative to alternative treatments and devices; and

•

our success in building an effective sales and marketing team and the effectiveness of our marketing strategies.

CNS’ alternative scientific approaches are novel and not widely used.  They may be considered to have certain advantages, including the following:

•

treats brain-based disorders by treating the very root of the problem (poor brain function), not by alleviating symptoms:;

•

non-invasive, safe, scientifically based and yet very highly effective for many conditions; and

•

treatment allow for documenting ongoing improvements in the client's condition using specific and measurable results.

However, they may be considered to have certain disadvantages, including the following:

•

neurotherapy takes at least 20 or more treatments. As such, it is not an instant gratification fix;

•

it is limited (at present) to emotional, developmental and traumatic conditions; not helpful for neurogedenerative or neuropsychiatric conditions; and

•

insurance reimbursement is variable and hard to predict, however this appears to be improving..

CNS’ services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and it has serviced approximately 485 clients since commencement of operations in 2009.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that CNS’ modalities will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

PSI PROVIDES ALTERNATIVE SCIENTIFIC APPROACHES TO UV SKIN TREATMENT THAT ARE NOVEL.

PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. There can be no assurance that we will be able to achieve and maintain such market acceptance by healthcare providers or clients.

Psoriasis, eczema, and vitiligo, are common skin conditions that can be challenging to treat, and often cause the patient significant psychosocial stress. Patients undergo a variety of treatments to address these skin conditions, including routine consumption of systemic and biologic drug therapies which are highly toxic, reduce systemic immune system function, and come with a host of chemotherapy-like side effects. Ultraviolet (UV) phototherapy is a clinically validated treatment modality for these disorders. ).   To obtain FDA clearance and permission to affix the CE mark, PSI was required to conduct EMC and electrical safety testing, which it completed in the second quarter of 2011.  PSI also developed an ISO 13485 compliant quality system for the Psoria-Light which was audited in the fourth quarter of 2011.  PSI received FDA clearance on February 11, 2011 (no. K103540) and was granted permission to affix the CE mark on November 10, 2011.  In its 510(k) application with the FDA (application number K103540), PSI asserted that the Psoria-Light was “substantially equivalent” in intended use and technology to two predicate devices, the X -Trac Excimer Laser, which has wide acceptance in the medical billing literature and has a large installed base in the U.S., and the Dualight, another competing targeted UV phototherapy device.

Traditionally, “non-targeted” therapy was administered by lamps that emitted either UVA or UVB light to both diseased and healthy skin. While sunblocks or other UV barriers may be used to protect healthy skin, the UV administered in this manner must be low dosage to avoid excessive exposure of healthy tissue. Today, “targeted” UV phototherapy devices administer much higher dosages of light only to affected tissue, resulting   in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted (low dosage) UV treatments.

Targeted UV treatments are typically administered to smaller total body surface areas, and are therefore used to treat the most intense parts of a patient’s disease. Non-targeted UV treatment is typically used as a follow-up and for maintenance, capable of treating large surfaces of the body. Excimer laser devices (UVB at 308nm) are expensive and consume dangerous chemicals (Xenon and Chlorine). Mercury lamp devices (UVB and/or UVA) require expensive lamp replacements regularly and require special disposal (due to mercury content). Additionally, mercury lamp devices typically deliver wavelengths of light below 300nm. While within the UVB spectrum, it has been shown that wavelengths below 300nm produce significantly more “sunburn” type side effects than do wavelengths between 300 and 320nm without improvement in therapeutic benefit.

The Psoria-Light is a targeted UV phototherapy device which produces UVB light between 300 and 320 nm as well as UVA light between 350 and 395nm, does not consume dangerous chemicals or require special environmental disposal and is cost effective for clinicians, which will increase patient access to this type of treatment.  It has several unique and advanced features that we believe will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources;  the ability to produce both UVA or NB-UVB therapeutic wavelengths;  an integrated high resolution digital camera and patient record integration capabilities;  the ability to export to an external USB memory device a PDF file of patient treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements;  an accessory port and ability to update software; ease of placement and portability;  advanced treatment site detection safety sensor; international language support; a warranty which includes the UV lamp(s); and  a non-changeable treatment log (that does not include HIPPA information).

Psoria-Light treatments appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but PSI has serviced approximately 100 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that Psoria-Light treatments will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

WE WILL RELY UPON CNS AND PSI PERSONNEL TO OPERATE THEIR RESPECTIVE BUSINESSES AND THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We will rely and be dependent upon CNS’s current executive management team to operate CNS’ business. The CNS management team currently includes William A. Lambos and Peter A. Hannouche. These two individuals founded CNS, developed its operation and business plans, serve as its principal executive officers, and manage all aspects of the business. Although we have employment agreements with Mr. Lambos and Mr. Hannouche, we cannot guarantee that either of them will remain affiliated with us.

We will rely and be dependent upon PSI’s current executive management to operate PSI’s business. PSI’s executive management currently consists of Scot L. Johnson.  Mr. Johnson founded PSI, developed its operation and business plans, and serves as its principal executive officer, and manages all aspects of the business. Although we have an employment agreement with Mr. Johnson, we cannot guarantee that he will remain affiliated with us.

If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

WE WILL NEED ADDITIONAL CAPITAL TO CONDUCT CNS AND PSI BUSINESS ACTIVITIES.

We will require additional capital to conduct CNS’ and PSI’s planned business activities, which includes, among other things, further development of their respective products and services, funding a sales force and marketing efforts to pursue sales, training and supporting employees and staff, paying any additional legal fees associated with the  businesses (including those relating to licensing, regulatory approvals, intellectual property registration or defense, and potential products’ liability or other claims defense), paying for office facilities and related overhead.  There can be no assurance that additional capital will be available or will be available on acceptable terms. If we cannot raise additional capital when needed, we may be forced to substantially curtail planned business activities which may adversely affect our ability to execute our business plan and develop our business as well as our results of operations and financial condition.

A FAILURE TO MANAGE AND EXPAND CNS AND PSI BUSINESSES AND OPERATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY AND ITS BUSINESS.

CNS and PSI each seeks, among other things, to continue development and expanded offering of their respective products and services and the implementation of an extensive marketing campaign to promote them. The successful implementation of CNS’ and PSI’s business plans may result in a rapid expansion of our business and operations which may place a significant strain on our management, financial, and other resources, especially in the event that such expansion diverts management’s attention and resources away from ongoing projects and/or involves unexpected expenditures of capital that exceed the financial resources available to our Company at that time. Our ability to manage any such growth will depend upon our ability to implement appropriate operational and financial systems and controls; to expand PSI’s manufacturing capacity; to develop sales and marketing infrastructure and capabilities; to identify, attract and retain qualified personnel (especially sales and marketing personnel); and to train, manage and supervise other personnel. Any failure to expand these areas, to meet these personnel-related needs, or to implement and develop such systems, infrastructure, capabilities, and controls in an efficient manner, at a pace consistent with any growth in CNS’ or PSI’s  business, could have a material adverse effect on the Company and its business.

CNS AND PSI OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE, AND WE MAY NOT BE ABLE TO CORRECTLY ESTIMATE FUTURE OPERATING EXPENSES, WHICH COULD LEAD TO CASH SHORTFALLS.

CNS and PSI operating results may fluctuate significantly in the future (and from period to period) as a result of a variety of factors, many of which are outside our control. These factors may include:

·

the introduction of new technologies and competing products and services that may make their respective products and  services less attractive to healthcare providers and clients;

·

the demand for their respective products and services;

·

the purchasing patterns of their respective clients;

·

the implementation of competitive pricing strategies by competitors;

·

the ability to attract and retain personnel with the skills required for effective operations;

·

product liability and other litigation;

·

the amount and timing of Psoria-Light manufacturing expenditures;

·

government regulation and legal developments or actions regarding their respective products and services;

·

our ability to receive, and the timing in which we may receive, approval from various regulatory bodies to market and sell CNS and PSI products and services; and

·

general economic conditions affecting, among other things, the healthcare industry and related insurance providers.

Because CNS and PSI each has a limited operating history, we have limited historical financial data upon which we can base estimates regarding their future operating expenses.  Our ability to generate revenue from the CNS and PSI acquisitions will depend upon the successful commercial launch of their respective products and services.  The timing of revenue generation, if any, and increases in manufacturing, sales and marketing expenses may not coincide, resulting in operating cash shortfalls.  To the extent that expenses precede or are not followed by increased revenue, our business, results of operations and financial condition may be harmed.

CNS AND PSI HAVE LIMITED EXPERIENCE IN MARKETING THEIR RESPECTIVE PRODUCTS AND SERVICES.

CNS and PSI each has undertaken initial, limited marketing efforts for their respective products and services. Their   sales and marketing teams will compete against the experienced and well-funded sales organizations of competitors. Their revenues and ability to achieve profitability will depend largely on the effectiveness of their respective sales and marketing team. Each will face significant challenges and risks related to marketing its services, including, but not limited to, the following:

·

the ability of sales representatives to obtain access to or persuade adequate numbers of healthcare providers to purchase and use their respective products and services;

·

the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

·

the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

·

assuring compliance with government regulatory requirements affecting the healthcare industry.

PSI plans to establish a network of distributors in selected foreign markets to market, sell and distribute the Psoria-Light device.   If PSI fails to select or use appropriate foreign distributors, or if the sales and marketing strategies of such distributors prove ineffective in generating sales of the device, our revenues would be adversely affected and we might never become profitable.

COMMERCIALIZATION OF CNS AND PSI PRODUCTS AND SERVICES WILL REQUIRE US TO BUILD AND MAINTAIN SOPHISTICATED SALES AND MARKETING TEAMS.

Neither CNS nor PSI has any prior experience with commercializing their respective products and services. To successfully commercialize their products and services we will need to establish and maintain sophisticated sales and marketing teams. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize our product and to generate revenues will be impaired, and our business will be harmed.

CNS AND PSI EACH FACES SIGNIFICANT COMPETITION FROM COMPANIES WITH GREATER RESOURCES AND WELL-ESTABLISHED SALES CHANNELS, WHICH MAY MAKE IT DIFFICULT FOR US TO ACHIEVE MARKET PENETRATION.

The markets for CNS’ and PSI’s respective products and services are highly competitive and are significantly affected by new treatment and product introductions. Direct competitors may enjoy competitive advantages, including:

·

established service and product lines with proven results;

·

brand awareness;

·

name recognition;

·

established product acceptance by healthcare providers and clients;

·

established relationships with healthcare providers and clients;

·

integrated distribution networks; and

·

greater financial resources for product development, sales and marketing, and patent litigation.

Many competitors may have significantly greater funds to spend on the research, development, promotion and sale of new and existing services and products. These resources can enable them to respond more quickly to new or emerging technologies and changes in the market.

CNS OR PSI MAY BECOME INVOLVED IN FUTURE LITIGATION OR CLAIMS THAT MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Healthcare providers and clients that use CNS or PSI products or services may bring product liability or other claims against us.  To limit such exposure, CNS and PSI each plans to develop a comprehensive training and education program for persons using their respective products and services.  There can be no assurance that such training and education programs will help avoid complications resulting from treatment. In addition, although they may provide such training and education, they may not be able to ensure proper treatment in each instance and may be unsuccessful at avoiding significant liability exposure as a result. While CNS and PSI each currently maintains and plans to continue to maintain liability insurance in amounts they consider sufficient, such insurance may prove insufficient to provide coverage against any or all asserted claims. In addition, experience ratings and general market conditions may change at any time so as to render them unable to obtain or maintain insurance on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

·

the diversion of management’s time and attention from our business and operations;

·

the expenditure of large amounts of cash on legal fees, expenses and payment of settlements or damages;

·

decreased demand for CNS and PSI products and services; and

·

negative publicity and injury to our reputation.

Each and every one of above consequences of claims and litigation occur could have a material adverse effect on CNS,  PSI, the Company, and our business operations and financial condition.

HEALTHCARE PROVIDERS MAY BE UNABLE TO OBTAIN COVERAGE OR REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR CNS OR PSORIA-LIGHT TREATMENTS, WHICH COULD LIMIT OUR ABILITY TO MARKET CNS AND PSI PRODUCTS AND SERVICES.

We expect that healthcare providers will bill various third-party payors, such as Medicare, Medicaid, other governmental programs, and private insurers, for CNS and Psoria-Light treatments. We believe that the cost of CNS and Psoria-Light treatments is generally already reimbursable under governmental programs and most private plans. Accordingly, we believe that healthcare providers will generally not require new billing authorizations or codes in order to be compensated for performing medically necessary procedures using CNS and Psoria-Light treatments. There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payors will not change in the future.  PSI’s success in selected foreign markets will also depend upon the eligibility of the Psoria-Light device for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payors. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue. Prospective clients’ failure to obtain sufficient reimbursement could limit our ability to market the CNS and PSI products and services and decrease our ability to generate revenue.

WE PLAN TO RELY ON THIRD PARTY DISTRIBUTORS FOR PSI SALES, MARKETING AND DISTRIBUTION ACTIVITIES IN FOREIGN COUNTRIES.

Although we plan to market and sell the Psoria-Light device directly through our own sales representatives in the domestic market, we plan to rely on third party distributors to sell, market, and distribute the device in selected international markets. Because we intend to rely on third party distributors for sales, marketing and distribution activities in international markets, we will be subject to a number of risks associated with our dependence on these third party distributors, including:

·

lack of day-to-day control over the activities of third-party distributors;

·

third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;

·

third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and

·

disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration.

If we fail to establish and maintain satisfactory relationships with third-party distributors, we may be unable to sell, market and distribute the Psoria-Light device in international markets, our revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which would harm our results of operations and financial condition.

TO THE EXTENT WE ENGAGE IN MARKETING AND SALES ACTIVITIES OUTSIDE THE UNITED STATES, WE WILL BE EXPOSED TO RISKS ASSOCIATED WITH EXCHANGE RATE FLUCTUATIONS, TRADE RESTRICTIONS AND POLITICAL, ECONOMIC AND SOCIAL INSTABILITY.

If we follow through with our plans to sell the Psoria-Light device in foreign markets, we will be subject to various risks associated with conducting business abroad. A foreign government may require us to obtain export licenses or may impose trade barriers or tariffs that could limit our ability to build our international presence. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. We may also face difficulties in managing foreign operations, longer payment cycles, problems with collecting accounts receivable, and limits on our ability to enforce our intellectual property rights. In addition, for financial reporting purposes, our foreign sales will be translated from local currency into U.S. dollars based on exchange rates and, if we do not hedge our foreign currency transactions, we will be subject to the risk of changes in exchange rates. If we are unable to adequately address the risks of doing business abroad, our business may be harmed.

THE PSORIA-LIGHT AND ANY FUTURE MEDICAL DEVICE PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN DOMESTIC REGULATORY PROCESS.

PSI’s Psoria-Light device and future medical device products, if any, are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, record keeping, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In order for us to market the Psoria-Light for use in the United States, we were required to first obtain clearance from the FDA pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”).

Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfather status. If the FDA agrees that a device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device. The FDA has a statutory 90-day period to respond to a 510(k) submission. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that a device, or its intended use, is not “substantially equivalent,” the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous pre-marketing requirements.

If the FDA does not act favorably or quickly in its review of a 501(k) submission, the submitting party may encounter significant difficulties and costs in its efforts to obtain FDA clearance or approval,  all of which could delay or preclude the sale of a device.  The FDA may request additional data or require the submitting party to conduct further testing or compile more data, including clinical data and clinical studies, in support of a 510(k) submission.  Instead of accepting a 510(k) submission, the FDA may require the submitting party to submit a pre-market approval application (“PMA”), which is typically a much more complex and burdensome application than a 510(k). To support a PMA, the FDA may require that the submitting party conduct one or more clinical studies to demonstrate that the device is safe and effective. In addition, the FDA may place significant limitations upon the intended use of a device as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of any  future medical device products we develop, any limitations imposed by the FDA on product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

PSI submitted its 510(k) for the Psoria-Light to the FDA and on December 3, 2010 was assigned application number K103540. The 510(k) application for Psoria-Light was a traditional application and asserted that the Psoria-Light is “substantially equivalent” in intended use and technology to two predicate devices, the X-Trac Excimer Laser and the Dualight, which are competing targeted UV phototherapy devices.   PSI began regulatory testing of the Psoria-Light in December 2010 for EMC and electrical safety (required for FDA and CE mark sales), and completed that testing in the second quarter of 2011. PSI received FDA clearance of the Psoria-Light on February11, 2011 (no. K103540). If the Psoria-Light is significantly modified subsequent to its FDA clearance, the FDA may require submission of a separate 510(k) or PMA for the modified product before it may be marketed in the United States.

If we develop any future medical device products we will be required to seek and obtain FDA approval prior to any marketing or sales in the United States and in accordance with the 510(k) or PMA process.

THE PSORIA-LIGHT WILL BE SUBJECT TO VARIOUS INTERNATIONAL REGULATORY PROCESSES AND APPROVAL REQUIREMENTS. IF WE DO NOT OBTAIN AND MAINTAIN THE NECESSARY INTERNATIONAL REGULATORY APPROVALS, WE WILL NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS IN FOREIGN COUNTRIES.

To be able to market and sell PSI’s Psoria-Light device in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals are expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our product. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our product, our ability to generate revenue will be harmed.

The European Union requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the European Union. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards.

PSI began regulatory testing of the Psoria-Light in December 2010 for EMC and electrical safety (required for FDA and CE mark sales), and completed that testing in the second quarter of 2011.   PSI was granted permission to affix the CE mark to the Psoria-Light in the fourth quarter of 2011.  If we modify the Psoria-Light product or develop other new products in the future, we would expect to apply for permission to affix the CE mark to such products. In addition, we would be subject to annual regulatory audits in order to maintain any CE mark permissions we may obtain. We do not know whether we will be able to obtain permission to affix the CE mark to our initial, future or modified products or that we will continue to meet the quality and safety standards required to maintain any permission we may receive. If we are unable to obtain permission to affix the CE mark to any of our products, we will not be permitted to sell our products in member countries of the European Union, which will have a material adverse effect on our business, financial condition and results of operations. In addition, if after receiving permission to affix the CE mark to our products, we are unable to maintain such permission, we will no longer be able to sell our products in member countries of the European Union.

WE WILL RELY ON TWO LICENSE AGREEMENTS THAT GIVE PSI RIGHTS UNDER TWO PROVISIONAL PATENT APPLICATIONS, ANY NON-PROVISIONAL PATENT APPLICATIONS COVERING THE TECHNOLOGY DESCRIBED IN THE PROVISIONAL PATENT APPLICATIONS, AND ASSOCIATED KNOW-HOW, TECHNICAL DATA, AND IMPROVEMENTS TO DEVELOP AND COMMERCIALIZE THE PSORIA-LIGHT, AND ANY LOSS OF THESE RIGHTS WOULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND MARKET THE PSORIA-LIGHT.

PSI has an exclusive license agreement with its CEO, Mr.  Johnson, which provides PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under an initial provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light. The initial provisional application covered the Psoria-Light design concepts including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted by Mr. Johnson, claiming the prior filing date of the initial provisional application. The first non-provisional application describes a unique distance sensor located at the tip of the Psoria-Light hand-piece, which detects the treatment site based on a projected field. The sensor can detect electrolytic/conductive surfaces, such as human skin, without requiring any physical or direct electrical contact. Further, the unique sensor can sense the treatment site at any point about the tip of the hand-piece without causing any attenuation of the therapeutic UV light output. The second non-provisional application describes the integration and use of a digital camera in the Psoria-Light, including the location of the digital camera and how and when it is used to correspond to real-life treatment routines, how images are displayed and captured to memory, and how the images are arranged and illustrated in patient records. Additionally, the second non-provisional application describes the inclusion of clinician defined variables, such as health-related quality of life scores, and their placement into a graphical arrangement relative to treatment site images.

PSI  has a second exclusive license agreement with Mr. Johnson which provides PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under a second provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the second provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light. The second provisional patent application contains concepts for the improvement of microelectronics packages and thermal management solutions, the improvement of handheld phototherapy devices in general (either used on humans, animals, or plants, or used on inanimate objects), and replacement of laser therapy devices with LED devices.

Our right to develop and commercialize the Psoria-Light is derived solely from PSI’s rights under these exclusive license agreements. Both exclusive license agreements provide that either party may terminate the exclusive license agreement by reason of an uncured material breach of the other party. If either of the exclusive license agreements is terminated, we will not have a right or license under the provisional patent applications, the non-provisional patent applications covering the technology described in the provisional patent applications, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light, and other related intellectual property to develop and commercialize the Psoria-Light covered by such exclusive license agreement. Additionally, we may be unable to reacquire the necessary license on satisfactory terms, if at all. The failure to maintain these licenses could prevent or delay the development and commercialization of the Psoria-Light. Because the development and commercialization of the Psoria-Light is a significant focus of our business plan, any failure to develop or commercialize, or any delay in the development or commercialization of, the Psoria-Light will have a material adverse effect on our business and our ability to generate revenues and may prevent us from ever becoming profitable.

OUR ABILITY TO ACHIEVE COMMERCIAL SUCCESS WILL DEPEND IN PART ON OBTAINING AND MAINTAINING PATENT PROTECTION (IF ANY) AND TRADE SECRET PROTECTION RELATING TO THE PSORIA-LIGHT, THE TECHNOLOGY ASSOCIATED WITH THE PSORIA-LIGHT, AND ANY OTHER PRODUCTS AND TECHNOLOGY WE MAY DEVELOP, AS WELL AS SUCCESSFULLY DEFENDING OUR PATENT(S) (IF ANY) AND LICENSED PATENTS (IF ISSUED) AGAINST THIRD PARTY CHALLENGES. IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PROTECTION FOR OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY, THE VALUE OF OUR PRODUCTS WILL BE ADVERSELY AFFECTED, AND WE WILL NOT BE ABLE TO PROTECT SUCH TECHNOLOGY FROM UNAUTHORIZED USE BY THIRD PARTIES.

Our commercial success will depend largely on our ability to obtain and maintain patent protection and intellectual property protection covering certain aspects of the technology that we intend to utilize in the development and commercialization of PSI’s initial medical device product, the Psoria-Light, and to obtain and maintain patent and intellectual property protection for any other products that we may develop and seek to market. In order to protect our competitive position for the Psoria-Light and any other products that we may develop and seek to market, we, or our executive officers, as the case may be, will have to:

·

prevent others from successfully challenging the validity or enforceability of our issued, pending, or licensed patents (if any);

·

prevent others from infringing upon, our issued, pending, or licensed patents (if any) and our other proprietary rights;

·

operate our business, including the manufacture, sale and use of the Psoria-Light and any other products, without infringing upon the proprietary rights of others;

·

successfully enforce our rights to issued, pending, or licensed patents (if any) against third parties when necessary and appropriate; and

·

obtain and protect commercially valuable patents or the rights to patents both domestically and abroad.

No patents have been issued for any CNS or PSI products or any of the technology associated with such products, and we can not guarantee that any patents will be issued for such products or any of the technology associated with such products.

Mr. Johnson has filed a provisional patent application covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light, including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted by Mr. Johnson claiming the prior filing date of the initial provisional application. The first non-provisional application describes a unique distance sensor located at the tip of the Psoria-Light hand-piece, which detects the treatment site based on a projected field. The sensor can detect electrolytic/conductive surfaces, such as human skin, without requiring any physical or direct electrical contact. Further, the unique sensor can sense the treatment site at any point about the tip of the hand-piece and without causing any attenuation of the therapeutic UV light output. The second non-provisional application describes the integration and use of a digital camera in the Psoria-Light, including the location of the digital camera and how and when it is used to conveniently correspond to real-life treatment routines, how images are displayed and captured to memory, and how the images are arranged in patient records are illustrated. Additionally, the second non-provisional application describes the inclusion of clinician defined variables, such as health-related quality of life scores, and their placement into a graphical arrangement relative to treatment site images. Both the initial provisional patent application and the two non-provisional patent applications are owned by Mr. Johnson, who have granted PSI the  sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the initial provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

Mr. Johnson filed a second provisional patent application containing concepts for the improvement of microelectronics packages and thermal management solutions, the improvement of handheld phototherapy devices in general (either used on humans, animals, or plants, or used on inanimate objects), and replacement of laser therapy devices with LED devices. This second provisional patent application is owned by Mr. Johnson who has granted PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under this second provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the second provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

Neither the Company nor any of our officers or directors has filed (nor does the Company or any of our officers or directors currently have an intention to file) for any international patent protection for any of our products or any of the technology associated with our products.

In the event that a patent is not (or patents are not, as the case may be) issued, it will be difficult (or impossible) for us to protect the Psoria-Light and the technologies associated therewith. In the event that patents are issued to us or our executive officers in the future (for the technology associated with the Psoria-Light or for other products or technologies), our competitors or other patent holders may challenge the validity of such patents or assert that our products and the technologies and methods we employ are covered by their patent(s). If the validity or enforceability of any of our patents or licensed patents are challenged, or others assert their patent rights against us, we may incur significant expenses in defending against such actions, and if any such challenge is successful, our business may be harmed.

Protection of intellectual property in the markets in which we compete is highly uncertain and involves complex legal and scientific questions. It may be difficult to obtain patents relating to our products or technology. Furthermore, any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

Other risks and uncertainties that we face with respect to our licensed patents (if any), our pending patents (if any), our patents (if any), and our other proprietary rights include the following:

·

our licensed, issued, and pending patents (if any) may not be valid or enforceable or may not provide adequate coverage for our products;

·

the claims of any licensed, issued, and pending patents may not provide meaningful protection;

·

our licensed, issued and pending patents (if any) may expire before we are able to successfully commercialize the Psoria-Light or any other product candidates or before we receive sufficient revenues in return;

·

patents pending, issued to us, or licensed to us (if any) may be successfully challenged, circumvented, invalidated or rendered unenforceable by third parties;

·

the patents issued, pending or licensed to us (if any) may not provide a competitive advantage;

·

patents pending or issued to other companies, universities or research institutions may harm our ability to do business;

·

other companies, universities or research institutions may independently develop similar or alternative technologies or duplicate our technologies and commercialize discoveries that we or our executive officers attempt to patent;

·

other companies, universities or research institutions may design around technologies we license, patent or develop;

·

because the information contained in patent applications is generally not publicly available until published (usually 18 months after filing), we cannot assure you that we or our executive officers will be the first to file patent applications for inventions or similar technology or that we or our executive officers will have priority of ownership;

·

the future and pending applications we will file or have filed, or to which we will or do have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents; and

·

we may be unable to develop additional proprietary technologies that are patentable.

WE EXPECT TO RELY ON TRADEMARKS, TRADE SECRET PROTECTIONS, KNOW-HOW AND CONTRACTUAL SAFEGUARDS TO PROTECT CNS AND PSI NON-PATENTED INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY.

We expect to rely on trademarks, trade secret protections, know-how and contractual safeguards to protect CNS and PSI non-patented intellectual property and proprietary technology. Current CNS and PSI employees, consultants and advisors have entered into, and future employees, consultants and advisors will be required to enter into, confidentiality agreements that prohibit the disclosure or use of confidential information. We also intend to enter into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements or that the subject confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

Costly and time-consuming litigation could be necessary to enforce and determine the scope and protectability of confidential information, and failure to maintain the confidentiality of confidential information could adversely affect our business by causing us to lose any competitive advantage maintained through such confidential information.

The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both to protect proprietary rights and for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with consultants, advisors or collaborators. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our products, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could have a material adverse effect on our business, financial condition and results of operations by delaying or preventing our commercialization of innovations or by diverting our resources away from revenue-generating projects.

OUR BUSINESS MAY BE HARMED, AND WE MAY INCUR SUBSTANTIAL COSTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS.

A third party may assert that we have infringed his, her or its patents and proprietary rights or challenge the validity or enforceability of our patents (if any) and proprietary rights. Our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. Intellectual property litigation in the medical device industry is common, and we expect this trend to continue. We may need to resort to litigation to enforce our patent rights (if any) or to determine the scope and validity of a third party’s patents or other proprietary rights. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we or our distributors or strategic collaborators may be required to:

·

pay actual monetary damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

·

expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe on a third party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

·

obtain a license in order to continue manufacturing or marketing the affected products or services, and pay license fees and royalties; if we are able to obtain such a license, it may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to our patented technology (if any); or

·

stop the development, manufacture, use, marketing or sale of the affected products through a court-ordered sanction called an injunction, if a license is not available on acceptable terms, or not available at all, or our attempts to redesign the affected products are unsuccessful.

Any of these events could adversely affect our business strategy and the potential value of our business. In addition, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere, even if resolved in our favor, could be expensive and time consuming, could generate negative publicity and could divert financial and managerial resources. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater financial resources.

OUR ABILITY TO MARKET PSI PRODUCTS IN SOME FOREIGN COUNTRIES MAY BE IMPAIRED BY THE ACTIVITIES AND INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We plan to market and sell PSI products in select international markets. Neither the Company nor any of our officers or directors has filed (nor does the Company or any of our officers or directors currently have an intention to file) for any international patent protection for any of our products or any of the technology associated with our products. However, to successfully enter into these international markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights (if any) against third parties that we believe may be infringing on our rights. The laws of some foreign countries do not protect intellectual property, including patents, to as great an extent as do the laws of the United States. Policing unauthorized use of our intellectual property is difficult, and there is a risk that despite the expenditure of significant financial resources and the diversion of management attention, any measures that we take to protect our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our products, thus likely reducing our potential sales in these countries. Furthermore, our future patent rights (if any) may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.

Risks Related to Our Securities.

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We presently are listed on the NASD OTCQB Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will maintain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly reduced price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

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

We have a very limited number of market makers and are quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

RULE 144 RELATED RISK.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

RESTRICTIONS ON THE RELIANCE OF RULE 144 BY SHELL COMPANIES OR FORMER SHELL COMPANIES.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business-combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•

The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•

The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•

At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

ITEM 2.

PROPERTIES

Our principal executive offices are located at 1014 E. Algonquin Road, Suite 111, Schaumburg, Illinois 60173. Our telephone number is (847)-925-1885.  We occupy the office space pursuant to a sub-lease executed as of December 20, 2010 for a period of one year expiring December 31, 2011, with the base rent of $1,909.50 per month, which has been subsequently extended through December 31, 2013 with the same terms and conditions.   The sub-lease is with a related party.

CNS offices are located at Two Urban Centre, 4890 West Kennedy Boulevard, Suite 295, Tampa, Florida 33609.   CNS’ telephone number is (813) 235-4270.  CNS occupies the location pursuant to a lease executed by CNS as of August 11, 2010 which extends through February 28, 2016, with initial monthly base rent of $10,621.33, which is subject to annual increases at the rate of 3%, and additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses.

PSI offices are located at 6408 West Linebaugh Avenue, Suites 103 and 104, Tampa, Florida 33625.   PSI’s telephone number is (866) 725-0969.  In January, 2011 PSI occupies both Suites 103 and 104 pursuant to a lease executed by PSI which was extended through January, 2013, with monthly base rent of $3,000.00, which was subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses.  The combined suites comprised a total of approximately 3,050 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room. In January 2013 PSI renewed the lease to only occupy Suites 103, with monthly base rent of $2,000.00, which was subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses. The Suite 103 comprised approximately 2,000 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room.

ITEM 3.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, nominee for director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES.

The Company is not required to provide disclosures required by this Item.

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

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2012 there were 30,978,237 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

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

Warrants

November 2010 Issuances

In November 2010, the Company issued (i) warrants to purchase 6,318,334 shares of the Company’s common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance to the investors in connection with the sale of common shares in November 2010 (the “2010 Offering”) which were valued at zero due to the fact that those equity units were sold at par of $0.001, (ii) warrants to purchase 375,000 shares of the Company’s common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance to the consultants as part of their professional services, valued at $38 on the date of grant, all of which have been earned upon issuance.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The Company estimated the aggregate fair value of the warrants issued on the date of grant using the Black-Scholes Option Pricing Model at $38.

March 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 265,000 shares, in the aggregate, of the Company’s common stock with an exercise price ranging from $0.50 to $0.75 per share expiring five (5) years from the date of issuance to the investors in connection with the sale of common shares, all of which were earned upon issuance.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The Company estimated the aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model at $44,452 at the date of issuance.

April and May 2012 Issuances

During April and May 2012, the Company issued (i) warrants to purchase 154,773 shares, in the aggregate, of the Company’s common stock with an exercise price ranging from $1.65 to $2.31 per share expiring five (5) years from the date of issuance to the investors in connection with the sale of common shares, all of which were earned upon issuance.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The Company estimated the aggregate relative fair value of the warrants issued during the quarter ended June 30, 2012 using the Black-Scholes Option Pricing Model was $46,112 at the date of issuance.

September 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 336,667 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance in connection with the sale of common shares which were valued total $31,411.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights, same as that included in November 2010 issuances.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

September 25, 2012

Expected life (year)	5

Expected volatility (*)	65.70%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.66%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $31,411 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Earned and exercisable, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Unvested, September 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	7,209,774	3.31	$0.10	7,209,774	3.31	$0.10

$0.01 – 2.31	7,209,774	3.31	$0.10	7,209,774	3.31	$0.10

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The Company estimated the fair value of the stock options issued under the 2010 Option Plan on the date of grant using the Black-Scholes Option Pricing Model on the date of issuance at nil as compensation.

November 30, 2010 Issuance

On November 30, 2010, the Company issued options to purchase 200,000 shares of common stock to the newly appointed members of the board of directors with an exercise price of $0.01 per share as part of their professional services.

The stock options were valued on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

November 30, 2010

Expected life (year)	5

Expected volatility (*)	63.78%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.47%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The Company estimated the fair value of the stock options using the Black-Scholes Option Pricing Model at $20 on the date of grant.

March 13, 2012 Issuance

Pursuant to the Consulting Agreement entered on March 13, 2012, the Company issued an option to purchase 50,000 shares of common stock to the consultant with an exercise price of $0.44 per share as part of the future professional services.

The stock options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 13, 2012

Expected life (year)	5

Expected volatility (*)	64.53%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.99%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model at $14,265 to be amortized over a period of one (1) year.

August 24, 2012 Issuance for Conversion of PSI Stock Options

On August 24, 2012, the Company converted PSI stock options to WCUI stock options and issued certain options to purchase 1,400,000 shares of its common stock in aggregate with the original terms and conditions to PSI Option holders upon acquisition of PSI. The detailed PSI Stock Options Issuance history is as follows:

On December 22, 2010, the Company granted (i) options to purchase 450,000 shares of its common stock with an exercise price of $1.00 per share expiring ten (10) years from the date of grant to its employees for their services; and (ii) an option to purchase 300,000 shares of its common stock with an exercise price of $1.00 per share expiring ten (10) years from the date of grant to a consultant and a member of its Medical Advisory Board as part of his professional services.

On February 22, 2012, the Company granted (i) options to purchase 410,000 shares of its common stock with an exercise price of $2.00 per share expiring ten (10) years from the date of grant to its employees for their services; and (ii) an option to purchase 240,000 shares of its common stock with an exercise price of $2.00 per share expiring ten (10) years from the date of grant to a consultant and a member of its Medical Advisory Board as part of his professional services.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Vested and exercisable, September 30, 2012	3,225,000	$0.01 - 2.00	$0.64	$1,170,105	$-

Unvested, September 30, 2012	25,000	$0.01	$0.44	$7,133	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$1.00	750,000		8.20	1.00	750,000	8.20	1.00

$2.00	650,000		9.40	2.00	650,000	9.40	2.00

$0.01 - 2.00	3,250,000		5.39	$0.64	3,212,500	5.39	$0.64

As of September 30, 2012, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Action Stock Transfer Corp., having an office situated at 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121.

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

The consolidated financial statements of Wellness Center USA, Inc., a Nevada corporation have been included in this Annual Report in reliance on the report of Li and Company, PC, an independent registered public accounting firm, given on the authority of that firm as experts in auditing and accounting.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The Company currently operates in three (3) business segments: (i) Nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of Ultra Violet ("UV") phototherapy devices upon acquisition of CNS and PSI.

Nutritional Supplement Plan of Operations - WCUI

Our intended products will be sold through our registered website www.aminofactory.com, presently under final development. Our planned product line shall consist of Amino acid and other nutritional supplements and our target market will be the sports industry and the general health minded public. Once our website is fully developed, our product portfolio shall be expanded to include a wider range of supplements, including customized formulas uniquely tailored to suite an individual’s needs. A customer logging into our www.aminofactory.com website will be able to select an Amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, the order shall be automatically placed for processing in our supplier’s factory. Product will be shipped directly by our supplier to the client, within seven business days.

Our supplements will be produced by unaffiliated third party manufactures and/or product fulfillment suppliers, specializing in Amino nutritional supplement production. We have currently established a non-binding and non-exclusive Value Added (VAD) relationship with one such producer and product fulfillment provider, the New Jersey based Protein Factory, to support our initial offering. Supplements produced for us can be also provided to our competitors by Protein Factory or perhaps other manufacturers. However, as a VAD of Protein Factory, we are able to specifically select our product portfolio and market it through our website with our custom packaging and pricing; under the Protein Factory or our own amino factory label. Following successful conclusion of our website development, we will have the opportunity to execute a binding VAD agreement with Protein Factory.

Treatment of Brain-Based Behavioral Health Disorders - CNS

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

CNS provides alternative, scientific approaches to mental health and wellness. It assesses dis-regulations in brain function via EEG-based brain mapping along with other recognized behavioral health assessment tools, such as neuropsychological examinations. Its trained therapists then assist the client to restore brain function to within normative limits using leading–edge modalities, such as LENS, Neurofield EMS therapy, traditional neurofeedback, hemoencephalography, transcranial direct current stimulation, cranial alternating current stimulation, photonic stimulation and heart variability training. The client is periodically assessed throughout and following completion of the treatment program. This enables the clinical team to form treatment protocols as well as demonstrate the effectiveness of the treatment through a comparison of pre- vs. post-treatment assessments.

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

CNS clients have reported very favorable rates of improvement – in many cases two to three (or more) times what is seen in traditional approaches.  Such improvement has been achieved in a matter of weeks or months – a fraction of the time required by existing approaches. These results have been observed without demonstrable harmful side effects or safety issues.   CNS has serviced approximately 1,000 clients since commencement of operations in 2009. There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

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

CNS is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful, or that its services will be favorably perceived and accepted by our assumed potential client populations in the Tampa-bay area or anywhere else.  Although its services appear to have been beneficial to clients, there can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. In order for the Company to continue CNS operations it will need additional capital and it will have to successfully coordinate integration of CNS operations without materially and adversely affecting continuation and development of other Company operations.

Distribution of Ultra Violet ("UV") Phototherapy Devices - PSI

On August 24, 2012, we consummated the acquisition of all of the issued and outstanding shares of stock in PSI. PSI is now operated as a wholly-owned subsidiary of the Company, with three full-time employees and several independent contractors.   We believe that PSI’s operations and services will provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to Ultra Violet (UV) phototherapy treatment of skin diseases.

PSI is a medical device design and manufacturing company.  It designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the Psoria-Light. The Psoria-Light is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma.   PSI intends to enter into agreements with third parties, in the United States and internationally, for the manufacture of component parts that make up the Psoria-Light and to license its proprietary technology to third parties domestically and in selected foreign markets.

The Psoria-Light consists of three components: a base console, a color display with touchscreen control, and a hand-held delivery device with a conduit (or tether) between the handheld device and the base console.  PSI requires clearance by the United States Food and Drug Administration (“FDA”) to market and sell the device in the United States as well as permission from TUV SUD America Inc., PSI’s Notified Body, to affix the CE mark to the Psoria-Light in order to market and sell the device in countries of the European Union. To obtain FDA clearance and permission to affix the CE mark, PSI was required to conduct EMC and electrical safety testing, which it completed in the second quarter of 2011.  PSI received FDA clearance on February 11, 2011 (no. K103540) and was granted permission to affix the CE mark on November 10, 2011.  In its 510(k) application with the FDA (application number K103540), PSI asserted that the Psoria-Light was “substantially equivalent” in intended use and technology to two predicate devices, the X -Trac Excimer Laser, which has wide acceptance in the medical billing literature and has a large installed base in the U.S., and the Dualight, another competing targeted UV phototherapy device.

Psoriasis, eczema, and vitiligo, are common skin conditions that can be challenging to treat, and often cause the patient significant psychosocial stress. Patients undergo a variety of treatments to address these skin conditions, including routine consumption of systemic and biologic drug therapies which are highly toxic, reduce systemic immune system function, and come with a host of chemotherapy-like side effects. Ultraviolet (UV) phototherapy is a clinically validated treatment modality for these disorders.

Traditionally, “non-targeted” therapy was administered by lamps that emitted either UVA or UVB light to both diseased and healthy skin. While sunblocks or other UV barriers may be used to protect healthy skin, the UV administered in this manner must be low dosage to avoid excessive exposure of healthy tissue. Today, “targeted” UV phototherapy devices administer much higher dosages of light only to affected tissue, resulting   in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted (low dosage) UV treatments.

Targeted UV treatments are typically administered to smaller total body surface areas, and are therefore used to treat the most intense parts of a patient’s disease. Non-targeted UV treatment is typically used as a follow-up and for maintenance, capable of treating large surfaces of the body. Excimer laser devices (UVB at 308nm) are expensive and consume dangerous chemicals (Xenon and Chlorine). Mercury lamp devices (UVB and/or UVA) require expensive lamp replacements regularly and require special disposal (due to mercury content). Additionally, mercury lamp devices typically deliver wavelengths of light below 300nm. While within the UVB spectrum, it has been shown that wavelengths below 300nm produce significantly more “sunburn” type side effects than do wavelengths between 300 and 320nm without improvement in therapeutic benefit.

The Psoria-Light is a targeted UV phototherapy device which produces UVB light between 300 and 320 nm as well as UVA light between 350 and 395nm, does not consume dangerous chemicals or require special environmental disposal and is cost effective for clinicians, which will increase patient access to this type of treatment.  It has several unique and advanced features that we believe will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources; the ability to produce both UVA or NB-UVB therapeutic wavelengths; an integrated high resolution digital camera and patient record integration capabilities; the ability to export to an external USB memory device a PDF file of patient treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements; an accessory port and ability to update software; ease of placement and portability; advanced treatment site detection safety sensor;  international language support;  a warranty which includes the UV lamp(s); and  a non-changeable treatment log (that does not include HIPPA information).

Mr. Johnson has led initial steps to develop and market the Psoria-Light device. He has substantial experience in promoting difficult-to-sell medical devices (i.e., medical devices that are expensive and that do not have an established billing code for reimbursement) in difficult-to-penetrate and non-traditional markets (i.e., military and space markets).  He also has a solid track record of working together to develop space technology partnerships and technical product marketing programs.  Mr. Johnson has extensive experience in medical device and LED-based optics design, manufacturing and sales.   Mr. Johnson has begun assembling a sales and marketing team, which consists of their U.S. Sales Manager, a group of experienced independent  sales representatives, and an experienced marketing consultant, as well as a quality and regulatory team, which consists of Mr. Johnson and a group of experienced independent quality and regulatory consultants, with substantial experience in submitting 510(k) applications, receiving and maintaining FDA approval, and setting up and maintaining certified quality systems which are subject to scrutiny by domestic and international regulatory authorities.

PSI has established an ISO 13485 compliant quality system for the Psoria-Light, which was first audited in the third quarter of 2011.   This system is intended to ensure PSI devices will be manufactured in a controlled and reliable environment and that its resources follow similar practices and is required for sales in countries requiring a CE mark.  PSI has also received Certified Space Technology designation from the Space Foundation, based on PSI’s incorporation of established NASA-funded LED technology.

PSI has registered a variety of domain names and established an initial website to include in depth information regarding psoriasis, eczema, vitiligo, and the Psoria-Light device. It has developed informational videos, flyers, booklets and tradeshow materials, as well as a database of U.S. dermatologists that can be used to assist sales personnel in contacting dermatologists that might be interested in the Psoria-Light device.

We expect to build upon PSI’s current development and marketing efforts, however, PSI only started to sell the devices since January 2012 with a limited operating history. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions.   Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and PSI has serviced approximately 100 clients since PSI started to sell the device in January 2012. In order for the Company to continue PSI operations it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

Management

Presently, all business functions of the Company are managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the Company is financially capable to engage additional staffing. Mr. Kandalepas has elected not to receive any compensation for his services, until the Company is financially capable to compensate him. He also serves on the Company’s board of directors, supported by five other directors.

We will rely upon CNS’s current executive management team to operate CNS’ business. The CNS management team currently includes William A. Lambos and Peter A. Hannouche. These two individuals founded CNS, developed its operation and business plans, serve as its principal executive officers, and manage all aspects of the business. Although we have employment agreements with Mr. Lambos and Mr. Hannouche, we cannot guarantee that either of them will remain affiliated with us.

We will rely upon PSI’s current executive management, Mr. Scot L. Johnson, to operate PSI’s business. Mr. Johnson founded PSI, developed its operation and business plans, serves as its principal executive officer, and manages all aspects of the business. Although we have an employment agreement with Mr. Johnson, we cannot guarantee that he will remain affiliated with us.

Results of Operations

For the Fiscal Year Ended September 30, 2011 and 2012

The Company commenced operations in August upon acquisitions of CNS and PSI. For the fiscal year ended September 30, 2012 we earned $89,825 in revenues, incurred $15,931 in cost of revenues, resulting $73,894 in gross profit. We expended $151,341, $51,673, $11,077, $108,945, $24,285 and $95,820 in professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively.

The Company operates in three (3) business segments:

(i)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

(ii)

Patient Services: which it stems from CNS, its wholly-owned subsidiary it acquired on August 2, 2012, a patient service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems; and

(iii)

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 2, 2012, a developer, manufacturer, marketer and distributer of Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Consolidated Statements of Operations
By Reportable Segment

	For the Fiscal Year
	Ended
	September 30, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	46,638	42,000	1,187	89,825

COST OF GOODS SOLD	-	-	15,094	837	15,931

GROSS PROFIT	-	46,638	26,906	350	73,894

OPERATING EXPENSES:
Amortization expenses	2,898	11,412	18,729	-	33,039
Consulting fees	60,680	-	-	-	60,680
Professional fees	90,406	-	255	-	90,661
Rent expenses - Related party	25,050	-	-	-	25,050
Rent expenses	-	23,413	3,210	-	26,623
Research and Development	-	-	11,077	-	11,077
Salaries - officers	-	50,000	17,312	-	67,312
Salaries - others	-	27,210	14,423	-	41,633
Selling expenses	-	1,047	23,238	-	24,285
General and administrative expenses	49,900	16,110	29,810	-	95,820

Total operating expenses	228,934	129,192	118,054	-	476,180

LOSS FROM OPERATIONS	(228,934)	(82,554)	(91,148)	350	(402,286)

OTHER (INCOME) EXPENSE:
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-
Interest expense - related party	-	1,101	-	-	1,101
Other (income) expense	-	1,498	-	-	1,498

Total other (income) expense	-	2,599	-	-	2,599

LOSS BEFORE INCOME TAX PROVISION	(228,934)	(85,153)	(91,148)	350	(404,885)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(228,934)	(85,153)	(91,148)	350	(404,885)

Liquidity and Capital Resources

As of September 30, 2012, our cash balance was $112,494 inclusive $86,141 held by WCUI, $8,798 held by CNS and $17,555 held by PSI. The management estimated that our current monthly burn rate to be approximate $107,000 inclusive of $15,000 for WCUI, $34,000 for CNS and $58,000 for PSI, respectively. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through private equity transactions or debt financing to fund our daily operations through next 12 months, however no assurance can be given that we will be successful in raising additional capital through private equity transactions or debt financing during the period.  For the Period from October 1, 2012 through December 31, 2012, the Company has raised approximately $300,000 through the sale of certain equity units inclusive of one (1) share of our common stock and a warrant to purchase one (1) share of our common stock.  In the event that we are unable to raise sufficient capital through private equity transactions or debt financing we may have to reduce our operating expenses and maintain minimum level of operations.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

PSI received FDA clearance for the Psoria-Light on February 11, 2011 (no. K103540) and was granted permission to affix the CE mark for the Psoria-Light in the fourth quarter of 2011.

Mr. Johnson filed a provisional patent application covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light, including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted by Mr. Johnson claiming the prior filing date of the initial provisional application. The first non-provisional application describes a unique distance sensor located at the tip of the Psoria-Light hand-piece, which detects the treatment site based on a projected field. The sensor can detect electrolytic/conductive surfaces, such as human skin, without requiring any physical or direct electrical contact. Further, the unique sensor can sense the treatment site at any point about the tip of the hand-piece and without causing any attenuation of the therapeutic UV light output. The second non-provisional application describes the integration and use of a digital camera in the Psoria-Light, including the location of the digital camera and how and when it is used to conveniently correspond to real-life treatment routines, how images are displayed and captured to memory, and how the images are arranged in patient records are illustrated. Additionally, the second non-provisional application describes the inclusion of clinician defined variables, such as health-related quality of life scores, and their placement into a graphical arrangement relative to treatment site images. Both the initial provisional patent application and the two non-provisional patent applications are owned by Mr. Johnson, who  has granted PSI the  sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the initial provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

Mr. Johnson filed a second provisional patent application containing concepts for the improvement of microelectronics packages and thermal management solutions, the improvement of handheld phototherapy devices in general (either used on humans, animals, or plants, or used on inanimate objects), and replacement of laser therapy devices with LED devices. This second provisional patent application is owned by Mr. Johnson who has granted PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under this second provisional patent application, any non-provisional patent applications filed by Mr. Johnson covering the technology described in the second provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We currently employ our executive officers, four (4) full-time and eleven (11) part-time employees within CNS, three (3) full-time employees and five (5) part time employees within PSI.  We have employment agreements with Mr. Lambos, Mr. Hannouche, Mr. Johnson, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

Summary of Significant Accounting Policies.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company as of September 30, 2012 and 2011 and for the fiscal year then ended, all accounts of CNS as of September 30, 2012 and for the period from August 2, 2012 (date of acquisition) through September 30, 2012 and all accounts of PSI as of September 30, 2012 and for the period from August 24, 2012 (date of acquisition) through September 30, 2012 as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

CNS Wellness Florida, LLC	The State of Florida	100%

Psoria-Shield Inc.	The State of Florida	100%

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of businesses acquired and the allocation of the purchase prices of acquired entities to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, based on their estimated fair values for each acquisition; the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, intangible assets other than goodwill; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); revenue recognized or recognizable, sales returns and allowances; income tax rate, income tax provision, deferred tax assets and the valuation allowance on deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Business Combinations

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 141 (R) “Business Combinations” (“SFAS No. 141(R)”)) for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

In accordance with ASC Section 805-20-25 as of the acquisition date, the acquirer shall recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Recognition of identifiable assets acquired and liabilities assumed is subject to the conditions specified in ASC paragraphs 805-20-25-2 through 25-3.

The recognized intangible assets of the acquiree were valued through the use of the market, income and/or cost approach, as appropriate. The Company utilizes the income approach on a debt-free basis to estimate the fair value of the identifiable assets acquired in the acquiree at the date of acquisition with the assistance of the third party valuation firm.  This method eliminates the effect of how the business is presently financed and provides an indication of the value of the total invested capital of the Company or its business enterprise value.

Business Enterprise Valuation

The Company utilizes the income approach – discounted cash flows method to estimate the business enterprise value with the assistance of the third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of business acquired, the Company forecasted sales and net cash flow for the acquiree for five (5) years into the future and used a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree.  The basic method of forecasting involves using past experience to forecast the future. The next step was to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of purchase, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, intangible assets inclusive of trademark, unpatented technologies, non-compete agreements, website development costs and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

There was no allowance for doubtful accounts at September 30, 2012 or 2011.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2012 or 2011.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and finished goods.  Substantially all of the cost of finished goods comprises of the cost of parts purchased from third party vendors as the assembly cost is immaterial. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Intangible Assets Other Than Goodwill

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill inclusive of trademark, unpatented technology, non-compete agreements and website development costs on a straight-line basis over their relevant estimated useful lives of nine (9), twenty (20), three (3) years and three (3) years, respectively.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i)

Sale of products:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii)

Patient Services:  The Company derives its revenues from the patient services it provides. Deferred revenues are recorded at the time patients pay prior to services being rendered. The Company recognizes revenues as services are provided, which typically is over a period of three (3) to five (5) months. The Company’s clients sign a contract prior to any service. Clients who wish to pay for the full package in advance receive a discount ranging from 10% to 15% depending on the package of the services chosen. In the majority of cases, payments are collected before all services are rendered. The client signs an agreement stating that they are required to complete treatment within one (1) year or remaining unused treatments are forfeited. In addition, the contract stipulates that if the client does not appear for treatment for a period of six (6) consecutive months, their package is placed into abandonment. In such a case the Company retains all payments and is able to pursue any balances.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

ITEM 7A.

QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-47 which appear at the end of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2013.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officer and Control Persons

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became a director or executive officer. Each executive officer was appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, and executive officers.

Name	Age	Position	Date

Andrew J. Kandalepas	60	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010

Periklis Papadopoulos	49	Director	Nov. 2010

Evan T. Manolis	54	Director, Secretary	Nov. 2010

William A. Lambos, Ph.D.	55	President, Chief Scientific Officer, CNS Director	August 2012

Peter A. Hannouche	47	Chief Executive Officer, CNS Director	August 2012

Scot L. Johnson	37	President, Chief Executive Officer, PSI Director	August 2012

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

Following a brief career break, from July 2009 to May 2010, Mr. Kandalepas founded Wellness Center USA, Inc., in June of 2010. Wellness Center USA, Inc., is a start-up firm engaged in developing an internet store business to market customized nutritional supplement solutions. From inception to present, Mr. Kandalepas has assumed several leading roles, including President and Chief Executive Officer, to organize, finance and execute the company’s business plan which this Current Report is a part of. He is also serving as a director on the Company’s Board.

Mr. Kandalepas’s extensive entrepreneurial experience combined with his strong knowledge of the financial sectors through his 15 years executive roles in running public companies; brings strong credibility to the Company’s executive team. His proven ability to lead and help finance development stage companies, will be key in executing the company’s business plan and building a successful enterprise in the health care sector and potentially public arena.

Mr. Kandalepas is an active participant in the local Greek community and was instrumental in the establishment of St. Athanasios Greek Orthodox Greek Seminary, located in McHenry County, Illinois. Mr. Kandalepas is a proud husband to Cynthia and father of two.

Periklis Papadopoulos, Ph.D. - Director

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

William A. Lambos, Ph.D. – Director, President, Chief Scientific Officer, CNS

Recent and Present Professional History:

William A. Lambos, Ph.D., is a licensed Psychologist and the President and Chief Cognitive Neuroscientist CNS Wellness, Florida, LLC.  He is an experienced psychologist with a postdoctoral certification in clinical neuropsychology, and is licensed to practice in the States of in Florida (PY8140) and California (PSY21786).  He is Board Certified in Neurofeedback Therapy by the Biofeedback Certification International Alliance (BCIA), Certified in qEEG Analysis by the Society for Advancement of Brain Analysis (SABA), Certified in Advanced Rational Emotive Therapy by the Albert Ellis Institute & The Rational Living Foundation.  Dr. Lambos is a Supreme Court Certified Family and County Mediator in the State of Florida.

Dr. Lambos possesses a strong background in experimental and clinical psychology, neuropsychology, broad neuroscience, EEG-based approaches to brain analysis and treatment, cognitive science, quantitative & multivariate statistical analysis, and information technologies.  He was the owner and president of a technical consultancy firm with over 10 employees and annual revenues exceeding $1 million for over 15 years.  The firm, WAL Consulting, Inc., specialized in custom database application program development for the insurance and shipping industries, as well as developing, reselling and configuring high-end solutions in paperless technologies and distributed information systems design, coding and implementation.  Dr. Lambos has himself written over three million lines of commercially used computer code in languages from assembly code to high-level coding languages such as C++, Pascal and Delphi, and thin client platforms using PERL, JavaScript and HTML.

Dr. Lambos has been a faculty member at McMaster University, St. Petersburg College and the University of South Florida.  He has taught undergraduate and graduate level courses in psychology, neuroscience and computer science.

Dr. Lambos received his Master's and Doctorate degrees in Psychology from McMaster University.  He holds a Master’s degree in Rehabilitation and Mental Health Counseling from the University of South Florida, and received a postgraduate Certificate in Clinical Neuropsychology from Fielding Graduate University.

Dr. Lambos is the author or co-author of three books on marriage and family counseling, and a variety of other publications in both peer-reviewed journals, magazines and book chapters.

Peter A. Hannouche – Director, Chief Executive Officer, CNS

Recent and Present Professional History:

Peter A. Hannouche is the Chief Executive Officer and a 50% Equity Owner of CNS Wellness Florida LLC.  He made his investment in CNS Wellness in 2009 after receiving services himself.  He was so impressed with the approach, technology and results of his experience that he convinced Dr. Lambos to form a joint venture company to expand and develop the vision and possibilities of CNS Wellness.

Mr. Hannouche has extensive experience in the Hospitality, Food Service and Property Development Industries.  Prior to his investment in, and full-time employment by, CNS Wellness, Mr. Hannouche was an owner and operator of group of companies in Tampa, including Tampa Concessions, Inc., 720 South Howard, LLC, Hyde Park Properties, LLC, PTC Investments LLC, and the well known Tampa “Whiskey” Brand (Whiskey Soho, Whiskey North, etc.).  He also owned and operated a large number of commercial real estate properties.  Collectively, his business assets attained a market value in excess of $25 million, and revenues in excess of $10 million per year.

Mr. Hannouche has managed over 300 employees concurrently in his combined portfolio of properties.  By age 28, he operated five business locations with annual sales of over $22 million.  At age 33, he relocated to Tampa, FL and, with partners, opened seven locations that dominated the Tampa market in late night entertainment and dining.

Mr. Hannouche sold his equity in most of his interests and properties in 2008 at the height of the real estate boom.  Looking for an opportunity to use his skills and vision to help others, he adopted a personal and professional mission to bring CNS Wellness to as many other individuals as possible and remains tenaciously committed to ensuring that clients achieve wellness and inner peace through CNS methods.

Scot L. Johnson – Director, President and Chief Executive Officer, PSI

Mr. Johnson has served as the President, Secretary and as a member of the Board of Directors of PSI since June 2009.   He previously served as PSI’s Chief Technology Officer. He has more than 15 years of biomedical engineering and manufacturing experience. His accomplishments include development and life-cycle management of over 30 FDA-cleared, CE marked Class II medical devices (diagnostic and therapeutic). He has also monitored and participated in more than 40 clinical studies, written more than 14 patent applications (five currently published), and has experience managing teams of up to 11 full-time engineers (reporting directly). Before joining PSI, Mr. Johnson served in clinical design engineering and contract manufacturing for Dolphin Medical, developing and manufacturing LED based medical devices.  Mr. Johnson has served as a technical consultant and Engineering Director for Axiom Worldwide, LLC, a company that designed, manufactured, and marketed spinal decompression equipment. While working with Axiom Worldwide, LLC, he designed automated chiropractic equipment and electrical stimulation devices, initiated and developed a strategic partnership program, co-developed a certified space technology partnership, authored technical specifications for eight patent applications, and co-developed a successful military sales expansion effort.  Mr. Johnson graduated from the University of South Florida in 2000 with a Bachelor of Science in Electrical Engineering and successfully completed his professional project management coursework in Spring 2004 through the Villanova Project Management Institute.

Audit Committee

The Board of Directors determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors who meets the criteria for a financial expert under Item 401(e) of Regulation S-B due to our limited financial resources.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

Our CEO currently receives no compensation. The current Board of Directors is comprised of Mr. Kandalepas, Mr. Manolis, Mr. Papadopoulos, Mr. Lambos, Mr. Hannouche and Mr. Johnson.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Andrew J. Kandalepas, Chairman, President and CEO	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(1)	2010	0	0	3,665,000	1,600,000	0	0	0

Periklis Papadopoulos, Ph.D., Director	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

Evan T. Manolis, MD, Director and Secretary	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

William A. Lambos, President of CNS, Director (3)	2012	0	0	3,650,000	0	0	0	0

Peter A. Hannouche, CEO of CNS, Director (3)	2012	0	0	3,650,000	0	0	0	0

Scot L. Johnson, President of PSI, Director (4)	2012	0	0	3,005,000	0	0	0	0

(1)

Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer's compensation.

(2)

On June 30, 2011 the Company issued 125,000 shares each or 250,000 shares of its common stock in aggregate, valued at $250 on the date of issuance to the two (2) outside members of the board of directors as compensation.

(3)

On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of the Company’s common stock pursuant to the Exchange Agreement, 3,650,000 each were issued to Mr. William A. Lambos and Mr. Peter A. Hannouche, respectively.

(4)

On August 24, 2012, the Company consummated the share exchange and acquired all of the issued and outstanding shares of stock in PSI for and in consideration of the issuance of 7,686,797 shares of its common stock pursuant to the Exchange Agreement, 3,005,000 of which were issued to Mr. Scot Johnson.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Employment Agreements

We have employment agreements with our executive officers, Mr. Lambos and Mr. Hannouche, who serve as President/Chief Scientific Officer and Chief Executive Officer, respectively, of CNS, and with Mr. Johnson, who serves as President/ Chief Executive Officer, of PSI.  Each agreement is for a term of three years beginning August 2, 2012 and provides a base salary of $150,000, subject to increase, but not decrease, from time to time as determined by the Board of Directors.  Employment under each agreement is at will and terminable by either party at any time.   If an employment agreement is terminated by the executive for good reason (as defined therein), or by the Company other than for cause (as defined therein), the executive is entitled to pay through the termination date plus three month’s base pay for each full year of service then remaining. If an employment agreement is terminated by the executive for other than good reason, or by the Company for cause, the executive is entitled only to pay through the termination date and a portion of Company shares held by him or for his benefit are subject to forfeiture. Each agreement contains covenants not to compete, secrecy and non-interference which apply during employment and continue for a period of two years following termination.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this Annual Report, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the issued and outstanding shares of our common stock.

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership

Andrew J. Kandalepas, Chairman, President and CEO (*)	3,665,000	1,600,000	-	5,265,000	12.7

Periklis Papadopoulos, Director (*)	225,000	100,000	-	325,000	0.8

Evan T. Manolis, Director and Secretary (*)	225,000	100,000	-	325,000	0.8

William A. Lambos, CNS Co-CEO and Director (*)	3,650,000	-	-	3,650,000	8.8

Peter Hannouche, CNS Co-CEO and Director (*)	3,650,000	-	-	3,650,000	8.8

Scot Johnson, PSI President and CEO and Director (*)	3,005,000	-	-	3,005,000	7.3

Officers and directors as a group (*)	17,335,000	1,800,000	-	19,135,000	39.2

Total issued and outstanding	30,978,237	3,250,000	7,209,774	41,438,011	100.0

(1)

Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 1014 E Algonquin Rd, Ste. 111, Schaumburg, IL, 60173.

(2)

Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within 60 days after September 30, 2012. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable – Related Party

Note payable – related party, consisted of the following:

	September 30, 2012	September 30, 2011

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$-

	$37,139	$-

Long-Term Note Payable – Officers

	September 30, 2012	September 30, 2011

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $120,886.30 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015.	$120,886	$-

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $75,322.14 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of this Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015. In September 2012, CNS repaid $900 toward the note.	$74,422	$-

	$195,308	$-

Operating Lease with a Related Party - WCUI

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

On December 19, 2012 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for the period from January 1, 2013 through December 31, 2013.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013	$22,914

2014	5,728

$28,642

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $19,000 and $20,200 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended September 30, 2012 and 2011, respectively.

Tax Fees

For the Company's fiscal year ended September 30, 2012 and 2011, we were billed $1,500 and $0 for professional services rendered for tax compliance, respectively.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

(*)	Included in Exhibit 32.1
(**)	Included in Exhibit 32.2
(***)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Schaumburg State of Illinois, on January 16, 2013.

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

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	January 16, 2013
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	January 16, 2013
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	January 16, 2013
Evan T. Manolis

/s/ William A. Lambos	President of CNS and Director	January 16, 2013
William A. Lambos

/s/ Peter A. Hannouche	CEO of CNS and Director	January 16, 2013
Peter A. Hannouche

/s/ Scot L. Johnson	President of PSI and Director	January 16, 2013
Scot L. Johnson

Wellness Center USA, Inc.

September 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wellness Center USA, Inc.

Schaumburg, Illinois

We have audited the accompanying consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2012 and 2011 and the consolidated results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

January 15, 2013

Wellness Center USA, Inc.
Consolidated Balance Sheets

	September 30, 2012	September 30, 2011

ASSETS
Current Assets
Cash	$116,204	$175
Accounts receivable	4,200	-
Total Current Assets	120,404	175
Property and Equipment
Property and equipment	101,207	1,150
Accumulated depreciation	(9,933)	(288)
Property and equipment, net	91,274	862
Website Development Cost
Website development cost	17,809	-
Accumulated amortization	(2,898)	-
Website development cost, net	14,911	-
Exclusive Licenses
Exclusive licenses	5,000	-
Accumulated amortization	(438)	-
Exclusive licenses, net	4,562	-
Acquired Technologies
Acquired technologies	2,420,000	-
Accumulated amortization	(11,437)	-
Acquired technologies, net	2,408,563	-
Non-Compete Agreements
Non-compete agreements	240,000	-
Accumulated amortization	(9,166)	-
Non-compete agreements, net	230,834	-
Trademarks
Trademarks	740,000	-
Accumulated amortization	(9,538)	-
Trademarks, net	730,462	-
Other Assets
Goodwill	4,584,648	-
Security deposits	38,699	-
Total other assets	4,623,347	-
Total Assets	$8,224,357	$1,037
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$293,721	$-
Accrued interest - related parties	4,617	-
Accrued payroll - officers	53,825	-
Accrued warranty	12,000	-
Credit cards payable	105,322	-
Current portion of deferred rent	11,363	-
Advances from related parties	278,909	134,875
Customer deposits	25,000	-
Note payable	20,000	-
Note payable - related party	37,139	-
Convertible note payable - stockholder	58,000	-
Sales tax payable	2,940	-
Accrued expenses and other current liabilities	18,544	3,300
Total Current Liabilities	1,116,688	138,175
Non-Current Liabilities
Deferred rent, net of current portion	29,362	-
Long-term notes payable – Officers	195,308	-
Total Non-Current Liabilities	29,362	-
Total Liabilities	1,146,050	138,175
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock: $0.001 par value: 75,000,000 shares authorized; 30,978,237 and 15,030,000 shares issued and outstanding, respectively
	30,978	15,030
Additional paid-in capital	7,604,440	58
Accumulated deficit	(557,111)	(152,226)
Total Stockholders' Equity (Deficit)	7,078,307	(137,138)
Total Liabilities and Stockholders' Equity (Deficit)	$8,224,357	$1,037

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2012	September 30, 2011

NET REVENUES	$89,825	$312

COST OF GOODS SOLD	15,931	314

GROSS PROFIT	73,894	(2)

OPERATING EXPENSES:
Amortization expense	33,039	-
Consulting fees	60,680	13,913
Professional fees	90,661	59,335
Rent expenses - Related party	25,050	21,489
Rent expenses	26,623	-
Research and Development	11,077	-
Salaries - officers	67,312	-
Salaries - others	41,633	-
Selling expenses	24,285	-
General and administrative expenses	95,820	14,447

Total operating expenses	476,180	109,184

LOSS FROM OPERATIONS	(402,286)	(109,186)

OTHER (INCOME) EXPENSE:
Interest expense - related party	1,101	-
Other (income) expense	1,498	-

Total other (income) expense	2,599	-

LOSS BEFORE INCOME TAX PROVISION	(404,885)	(109,186)

INCOME TAX PROVISION	-	-

NET LOSS	$(404,885)	$(109,186)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	17,147,227	13,125,860

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Stockholders' Equity (Deficit)
For the fiscal year ended September 30, 2012 and 2011

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance September 30, 2010	3,665,000	$3,665	$-	$(43,040)	$(39,375)

Issuance of common shares and warrants for cash at par on November 10, 2010
	2,557,500	2,557	-	-	2,557

Issuance of common shares and warrants for cash at par on November 30, 2010
	7,982,500	7,983	-	-	7,983

Issuance of common shares as compensation valued at par on November 30, 2010
	375,000	375	-	-	375

Issuance of warrants as compensation on November 30, 2010
	-	-	38	-	38

Issuance of common shares to newly appointed board of directors valued at par on November 30, 2010

	200,000	200	-	-	200

Issuance of options to newly appointed board of directors on November 30, 2010

	-	-	20	-	20

Issuance of common shares to two members of board of directors valued at par on June 30, 2011

	250,000	250	-	-	250

Net loss	-	-	-	(109,186)	(109,186)

Balance, September 30, 2011	15,030,000	15,030	58	(152,226)	(137,138)

Issuance of common shares and warrants for cash at $0.50 per share on March 08, 2012
	95,000	95	47,405	-	47,500

Issuance of common shares and warrants for cash at $0.75 per share on March 15, 2012
	75,000	75	56,175	-	56,250

Issuance of common shares and warrants for cash at $1.10 per share on April 19, 2012
	14,545	15	15,985	-	16,000

Issuance of common shares and warrants for cash at $1.10 per share on May 9, 2012
	9,091	9	9,991	-	10,000

Issuance of common shares and warrants for cash at $1.10 per share on May 14, 2012
	18,182	18	19,982	-	20,000

Issuance of common shares and warrants for cash at $1.10 per share on May 21, 2012
	20,000	20	21,980	-	22,000

Issuance of common shares and warrants for cash at $1.10 per share on May 22, 2012
	10,000	10	10,990	-	11,000

Issuance of common shares and warrants for cash at $1.10 per share on May 25, 2012
	82,955	83	91,168	-	91,251

Common shares issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share

	12,500	12	13,738	-	13,750

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended June 30, 2012 valued at $1.10 per share

	-	-	3,565	-	3,565

Issuance of common shares on August 2, 2012 for the acquisition of CNS Wellness Florida, LLC
	7,300,000	7,300	3,092,700	-	3,100,000

Issuance of common shares on August 24, 2012 for the acquisition of Psoria Shield, Inc.
	7,686,797	7,687	4,097,313	-	4,105,000

Common shares issued to an IR firm for services on September 17, 2012 valued at $0.38 per share
	35,000	35	13,265	-	13,300

Issuance of common shares and warrants for cash at $0.30 per share on September 25, 2012
	336,667	337	100,663	-	101,000

Exercise of warrants with exercise price of $0.01 per share on September 25, 2012
	240,000	240	2,160	-	2,400

Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $0.30 per share

	12,500	12	3,738	-	3,750

Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $1.10 per share

	-	-	3,565	-	3,565

Net loss	-	-	-	(404,885)	(404,885)

Balance, September 30, 2012	30,978,237	$30,978	$7,604,440	$(557,111)	$7,078,307

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,885)	$(109,186)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	30,800	825
Warrants and options issued for compensation and services	7,132	58
Depreciation expense	9,645	288
Amortization expense	33,039	-
Changes in operating assets and liabilities:
Accounts receivable	(4,200)	-
Inventories	12,694	-
Prepayments and other current assets	17,278	16,500
Accounts payable	17,290	-
Accrued interest - related party	1,101	-
Accrued salary - officers	53,825	-
Accrued warranty	2,400	-
Credit cards payable	(2,884)	-
Deferred rent	(1,894)	-
Sales tax payable	2,940	-
Accrued expenses and other current liabilities	12,535	300

NET CASH USED IN OPERATING ACTIVITIES	(213,184)	(91,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from business acquisitions	23,126	-
Purchases of property, plan and equipment	(642)	(1,150)
Website development cost	(17,809)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,675	(1,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties	(109,960)	81,800
Convertible note payable - stockholder	58,000	-
Repayments of Long-term notes payable	(900)	-
Sales of common stock and warrants	374,998	10,540
Proceeds from exercise of warrants	2,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	324,538	92,340

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	116,029	(25)

Cash at beginning of the year	175	200

Cash at end of the year	$116,204	$175

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for acquisition of CNS	$3,100,000	$-
Issuance of common stock for acquisition of PSI	$4,105,000	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated on September 30, 2010 under the laws of the State of Nevada. The Company engages in online sports and nutrition supplements marketing and distribution.

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

On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of the Company’s common stock pursuant to the Exchange Agreement.   The 7.3 million common shares issued in connection with the share exchange represented 32.2% of the 22,704,773 shares of issued and outstanding common stock of the Company as of the closing date of the share exchange under the Exchange Agreement.  CNS is now operated as a wholly-owned subsidiary of the Company.

CNS Wellness Florida, LLC, the Successor of Cognitive Neuro Sciences, Inc.

Cognitive Neuro Sciences, Inc., (the ''CNS Predecessor") was incorporated on March 14, 2006 under the laws of the State of Florida. The CNS Predecessor specialized in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. On May 26, 2009, the stockholders of CNS Predecessor decided to dissolve CNS Predecessor and form a Limited Liability Company (“LLC”) to carry on the business of CNS Predecessor.

CNS Wellness Florida, LLC (“CNS”) was formed on May 26, 2009 under the laws of the State of Florida. The sole purpose of CNS was to carry on the business of CNS Predecessor in the form of an LLC. The assets and liabilities of CNS Predecessor were carried forward to CNS and recorded at the historical cost on the date of conversion.

Acquisition of Psoria-Shield Inc.

On June 21, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of capital stock in Psoria-Shield Inc. (“PSI”), a Tampa, Florida-based developer and manufacturer of Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases, for and in consideration of the issuance of 7,686,797 shares of common stock in the Company.

On August 24, 2012, the Company consummated the share exchange and acquired all of the issued and outstanding shares of stock in PSI for and in consideration of the issuance of 7,686,797 shares of its common stock pursuant to the Exchange Agreement.  The 7,686,797 common shares issued in connection with the share exchange represented 25.3% of the 30,391,570 shares of issued and outstanding common stock of the Company as of the closing date of the share exchange under the Exchange Agreement. PSI is now operated as a wholly-owned subsidiary of the Company.

Psoria-Shield Inc.

Psoria-Shield Inc. (“PSI”) was incorporated on June 17, 2009 under the laws of the State of Florida. PSI engages in the business of research and development, manufacturing, and marketing and distribution of Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company as of September 30, 2012 and 2011 and for the fiscal year then ended, all accounts of CNS as of September 30, 2012 and for the period from August 2, 2012 (date of acquisition) through September 30, 2012 and all accounts of PSI as of September 30, 2012 and for the period from August 24, 2012 (date of acquisition) through September 30, 2012 as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

CNS Wellness Florida, LLC	The State of Florida	100%

Psoria-Shield Inc.	The State of Florida	100%

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of businesses acquired and the allocation of the purchase prices of acquired entities to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, based on their estimated fair values for each acquisition; the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment, intangible assets other than goodwill; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); revenue recognized or recognizable, sales returns and allowances; income tax rate, income tax provision, deferred tax assets and the valuation allowance on deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Business Combinations

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 141 (R) “Business Combinations” (“SFAS No. 141(R)”)) for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

In accordance with ASC Section 805-20-25 as of the acquisition date, the acquirer shall recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Recognition of identifiable assets acquired and liabilities assumed is subject to the conditions specified in ASC paragraphs 805-20-25-2 through 25-3.

The recognized intangible assets of the acquiree were valued through the use of the market, income and/or cost approach, as appropriate. The Company utilizes the income approach on a debt-free basis to estimate the fair value of the identifiable assets acquired in the acquiree at the date of acquisition with the assistance of the third party valuation firm.  This method eliminates the effect of how the business is presently financed and provides an indication of the value of the total invested capital of the Company or its business enterprise value.

Business Enterprise Valuation

The Company utilizes the income approach – discounted cash flows method to estimate the business enterprise value with the assistance of the third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of business acquired, the Company forecasted sales and net cash flow for the acquiree for five (5) years into the future and used a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree. The basic method of forecasting involves using past experience to forecast the future. The next step was to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of purchase, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant note combined the financial position or the results of operations of the Company and acquired entities as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma combined financial statements have been prepared and presented by management for illustrative purposes only and are not necessarily indicative of the combined financial position or combined results of operations in future periods or the results that actually would have been realized had the Company and acquired entities been a combined company during the specified periods. The pro forma adjustments are based on the information available at the time of the preparation of this document and assumptions that management believe are reasonable.  The pro forma combined financial information, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with the Company’s historical financial statements included in its Annual Report in Form 10-K for the fiscal year ended September 30, 2012 as filed with United States Securities and Exchange Commission (“SEC”) herewith, its Annual Report in Form 10-K for the fiscal year ended September 30, 2011 as filed with United States Securities and Exchange Commission (“SEC”) on December 13, 2011, CNS’s historical financial statements included in the Amendment No. 1 to the Current Report in Form 8-K/A for the fiscal year ended September 30, 2011 as an Exhibit in that Current Report as filed with the SEC on October 23, 2012, and PSI’s historical financial statements included in the Amendment No. 1 to the Current Report in Form 8-K/A for the fiscal year ended September 30, 2011 as an Exhibit in that Current Report as filed with the SEC on January 9, 2013.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, intangible assets inclusive of website development costs, exclusive licenses, trademark, acquired technologies, non-compete agreements, and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

There was no allowance for doubtful accounts at September 30, 2012 or 2011.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2012 or 2011.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Intangible Assets Other Than Goodwill

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill inclusive of website development costs, exclusive licenses, trademark, acquired technologies, and non-compete agreements on a straight-line basis over their relevant estimated useful lives.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Customer Deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, which are fully or partially refundable depending upon the terms and conditions of the sales agreements.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Product Warranty

The Company estimates future costs of warranty obligations in accordance with ASC 460-10, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a warranty.  The Company warrants most of its products for a specific period of time, usually 12 months, against material defects.  The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized.  The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i)

Sale of products:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii)

Patient Services:  The Company derives its revenues from the patient services it provides. Deferred revenues are recorded at the time patients pay prior to services being rendered. The Company recognizes revenues as services are provided, which typically is over a period of three (3) to five (5) months. The Company’s clients sign a contract prior to any service. Clients who wish to pay for the full package in advance receive a discount ranging from 10% to 15% depending on the package of the services chosen. In the majority of cases, payments are collected before all services are rendered. The client signs an agreement stating that they are required to complete treatment within one (1) year or remaining unused treatments are forfeited. In addition, the contract stipulates that if the client does not appear for treatment for a period of six (6) consecutive months, their package is placed into abandonment. In such a case the Company retains all payments and is able to pursue any balances.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2012 or 2011.

Pro Forma Income Tax Information (Unaudited)

The pro forma income tax information, inclusive of income tax rate, income tax provision (benefits), if any, deferred tax assets and valuation allowance on deferred tax assets, presented in the accompanying pro forma combined financial statements and the pro forma income tax note reflect the provision for income tax, based on the combined results of operations of the Company and the acquired entities for the periods presented, which would have been recorded as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended September 30, 2012	For the Fiscal Year Ended September 30, 2011

Convertible note payable

Convertible note payable of $58,000 issued on August 17, 2012 convertible to shares at $0.30 per share	193,334	-

Warrants issuable contingent upon conversion of convertible note payable of $58,000 issued on August 17, 2012 exercisable at $0.45 per share	193,334	-

Sub-total: stock options	386,668	-

Stock options

Stock options issued on September 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	-

Conversion of PSI stock options issued on December 20, 2010 to WCUI stock options upon acquisition of PSI on August 24, 2012 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance	750,000	-

Conversion of PSI stock options issued on February 22, 2012 to WCUI stock options upon acquisition of PSI on August 24, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance	650,000	-

Sub-total: stock options	3,250,000	1,800,000

Warrants

Warrants issued on November 10, 2010 to investor in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance		1,600,000	1,600,000

Remaining warrants issued on November 30, 2010 to investor with an exercise price of $0.01 per share expiring five (5) years from the date of issuance		4,478,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance		375,000	375,000

Warrants issued on March 8, 2012 to investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance		190,000	-

Warrants issued on March 15, 2012 to investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance		75,000	-

Warrants issued on April 19, 2012 to investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance		14,545	-

Warrants issued on May 9, 2012 to investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance		9,091	-

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance		18,182	-

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance		112,955	-

Warrants on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance		336,667	-

Sub-total: warrants		7,209,774	6,693,334

Total potentially outstanding dilutive common shares		10,846,442	8,493,334
%	%

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

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting.  Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available.  In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others.  Pursuant to Paragraph 280-10-50-4 not every part of a public entity is necessarily an operating segment or part of an operating segment, such as, a corporate headquarters or certain functional departments may not earn revenues or may earn revenues that are only incidental to the activities of the public entity and would not be operating segments. In accordance with Paragraph 280-10-50-22, a public entity shall report a measure of profit or loss and total assets for each reportable segment.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Business Acquisitions

(i)

Acquisition of CNS Wellness Florida, LLC

On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of the Company’s common stock pursuant to the Exchange Agreement.   The 7.3 million common shares issued in connection with the share exchange represented 32.2% of the 22,704,773 shares of issued and outstanding common stock of the Company as of the closing date of the share exchange under the Exchange Agreement.  CNS is now operated as a wholly-owned subsidiary of the Company.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Wellness Center USA, Inc. was the accounting acquirer for the merger between Wellness Center USA, Inc. and CNS Wellness Florida, LLC.

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to CNS acquisition	15,367,273	67.8%

WCUI's common shares issued to the members of CNS for the acquisition of all of the issued and outstanding limited liability company interests in CNS upon acquisition of CNS	7,300,000	32.2%

	22,667,273	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to CNS acquisition	3	60.0%

The members of the board of directors from CNS upon acquisition of CNS	2	40.0%

	5	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to CNS acquisition	1	100.0%

Senior management from CNS upon acquisition of CNS	-	-%

	1	100.0%

Intangible Assets Identification, Estimated Fair Value and Useful Lives

With the assistance of the third party valuation firm, the Company identified certain separate recognizable intangible assets that possessed economic value, estimated their fair values and related useful lives of CNS at the date of acquisition as follows:

	Estimated Useful Life (Years)	August 2, 2012

Trademark/Trade Name	9	$110,000

Acquired Technology	20	325,000

Non-Competition Agreement	3	120,000

Total Recognized Intangible Assets		$555,000

Business Enterprise Valuation

With the assistance of the third party valuation firm, the Company estimated the indicated value of the total invested operating capital of CNS at the date of acquisition utilizing the income approach – discounted cash flows method, was $3,100,000, as follows:

August 2, 2012

Present Value of Debt-Free Net Cash Flow - Forecast Period	$807,921

Present Value of Debt-Free Net Cash Flow - Residual Period	2,287,246

Present Value of Debt-Free Net Cash Flow – Total	3,095,167

Value Indication Income Approach - Discounted Net Cash Flow Method (Rounded)	$3,100,000

Allocation of Purchase Price

The purchase price of CNS has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in CNS based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,713	$-	$11,713

Property and equipment	18,459		18,459

Trade mark	-	110,000	110,000

Unpatented technology	-	325,000	325,000

Non-compete agreements	-	120,000	120,000

Goodwill	323,045	2,545,000	2,868,045

Security deposits	36,939		36,939

Accounts payable	(41,957)		(41,957)

Accrued interest - related party	(3,516)		(3,516)

Credit cards payable	(66,008)		(66,008)

Payroll liability	(2,709)		(2,709)

Current portion of deferred rent	(11,363)		(11,363)

Advances from related parties	(196,208)		(196,208)

Note payable - related party	(37,139)		(37,139)

Deferred rent, net of current portion	(31,256)		(31,256)

Total	-	3,100,000	3,100,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$3,100,000	$3,100,000

(ii)

Acquisition of Psoria-Shield Inc.

On August 24, 2012, the Company consummated the share exchange and acquired all of the issued and outstanding shares of stock in PSI for and in consideration of the issuance of 7,686,797 shares of its common stock pursuant to the Exchange Agreement.  The 7,686,797 common shares issued in connection with the share exchange represented 25.3% of the 30,354,570 shares of issued and outstanding common stock of the Company as of the closing date of the share exchange under the Exchange Agreement. PSI is now operated as a wholly-owned subsidiary of the Company.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Wellness Center USA, Inc. was the accounting acquirer for the merger between Wellness Center USA, Inc. and Psoria-Shield Inc.

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to PSI acquisition	22,667,273	74.7%

WCUI's common shares issued to the stockholders of PSI for the acquisition of all of the issued and outstanding common stock of PSI upon acquisition of PSI	7,686,797	25.3%

	30,354,070	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to PSI acquisition	5	83.3%

The members of the board of directors from PSI upon acquisition of PSI	1	16.7%

	6	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to CNS acquisition	1	100.0%

Senior management from CNS upon acquisition of CNS	-	-%

	1	100.0%

Intangible Assets Identification, Estimated Fair Value and Useful Lives

With the assistance of the third party valuation firm, the Company identified certain separate recognizable intangible assets that possessed economic value, estimated their fair values and related useful lives of PSI at the date of acquisition as follows:

	Estimated Useful Life (Years)	August 24, 2012

Trademark - Psoria-Shield	7	$210,000

Trademark - Psoria-Light	7	420,000

Acquired Technology	20	2,095,000

Non-Competition Agreement	4	120,000

Total Recognized Intangible Assets		$2,845,000

Business Enterprise Valuation

With the assistance of the third party valuation firm, the Company estimated the indicated value of the total invested operating capital of PSI at the date of acquisition utilizing the income approach – discounted cash flows method, was $4,105,000, as follows:

August 24, 2012

Present Value of Debt-Free Net Cash Flow - Forecast Period	$2,205,360

Present Value of Debt-Free Net Cash Flow - Residual Period	1,899,261

Present Value of Debt-Free Net Cash Flow – Total	4,104,622

Value Indication Income Approach - Discounted Net Cash Flow Method (Rounded)	$4,105,000

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the PSI based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,413	$-	$11,413

Inventories	12,694		12,694

Property and equipment	80,956		80,956

Exclusive licenses	4,562		4,562

Trade mark - Psoria-Shield	-	210,000	210,000

Trade mark - Psoria-light	-	420,000	420,000

Unpatented technology	-	2,095,000	2,095,000

Non-compete agreements	-	120,000	120,000

Goodwill	456,603	1,260,000	1,716,603

Security deposits	1,760		1,760

Accounts payable	(161,821)		(161,821)

Credit cards payable	(42,198)		(42,198)

Customer deposits	(25,000)		(25,000)

Accrued warranty	(9,600)		(9,600)

Current portion of long-term payable	(72,653)		(72,653)

Loan payable	(20,000)		(20,000)

Advances from stockholders	(233,994)		(233,994)

Total	-	4,105,000	4,105,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$4,105,000	$4,105,000

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	September 30, 2011

Computer equipment	5	$12,112	$-

Furniture and fixture	7	26,808	-

Leasehold improvement	5	15,170	-

Medical and office equipment	5	14,842	1,150

Software	3	32,276	-

		101,208	1,150

Less accumulated depreciation and amortization		(2,533)	(288)

		$91,274	$862

Depreciation and Amortization Expense

Depreciation and amortization expenses for the fiscal year ended September 30, 2012 and 2011 was $2,245 and $288, respectively.

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2012.

Note 6 – Intangible Assets Other Than Goodwill

Website Development Cost

Website development cost, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	September 30, 2011

Website development cost	3	$17,809	$-

Less accumulated amortization		(2,898)	(-)

		$14,911	$-

Amortization Expense

Amortization expense for the interim period ended September 30, 2012 and 2011 was $2,898 and $0, respectively.

Exclusive License Agreements

(i)

Exclusive License Agreement for Provisional Patent No. 1 Signed on August 25, 2009

Grant of License

An exclusive license agreement ("Exclusive License Agreement") was made and entered into on August 25, 2009, by and among Scot L. Johnson ("Johnson"), Edwin T. Longo ("Longo", and together with Johnson collectively referred to herein as "Licensors"), and Psoria-Shield Inc. (“PSI” or "Licensee").

Upon the execution of the Exclusive License Agreement, Licensee acquired, and Licensors granted to Licensee, for the duration of the License Term (as defined below), the sole and exclusive (including to the exclusion of Licensors), worldwide, paid-up, royalty-free right and license under the Licensed Patents, Know-how, Technical Data, and any Improvements as defined in the Exclusive License Agreement to develop, make, have made, use, sell, offer to sell, distribute, export, import, and otherwise commercialize the Licensed Product(s) in the Field. This license shall include the right of Licensee to grant sublicenses and distribution rights in the Field.

Consideration for License

As the sole and exclusive consideration for the rights and license granted in the Exclusive License Agreement, each of the Licensors received, on the date of signing, 3,000,000 shares of the common stock of the Licensee, or 6,000,000 shares of the Licensee in aggregate, which were valued at the stockholders’ cost basis of nil.

License Term

The term of the rights and license granted herein shall commence upon the date of signing of the Exclusive License Agreement and shall continue in effect in perpetuity unless and to the extent terminated as set forth in Sections 5.2 through 5.4 of the License Term of the Exclusive License Agreement.

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

(ii)

Exclusive License Agreement for Provisional Patent No. 2 Signed on December 11, 2010

Grant of License

An exclusive license agreement ("Exclusive License Agreement") was made and entered into on December 11, 2010, by and between Scot L. Johnson ("Johnson" or referred to herein as "Licensor"), and Psoria-Shield Inc. (“PSI” or "Licensee").

Upon the execution of the Exclusive License Agreement, Licensee acquired, and Licensor granted to Licensee, for the duration of the License Term (as defined below), the sole and exclusive (including to the exclusion of Licensor), worldwide, paid-up, royalty-free right and license under the Licensed Patents, Know-how, Technical Data, and any Improvements as defined in the Exclusive License Agreement to develop, make, have made, use, sell, offer to sell, distribute, export, import, and otherwise commercialize the Licensed Product(s) in the Field. This license shall include the right of Licensee to grant sublicenses and distribution rights in the Field.

Consideration for License

As the sole and exclusive consideration for the rights and license granted in the Exclusive License Agreement, the Licensor received, on the date of signing, 5,000 shares of the common stock of the Licensee, which was valued at the stockholder’s cost basis of $5,000.

License Term

The term of the rights and licenses granted herein shall commence upon the date of signing of the Exclusive License Agreement and shall continue in effect in perpetuity unless and to the extent terminated as set forth in Sections 5.2 through 5.4 of the License Term of the Exclusive License Agreement.

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

Summary of Exclusive Licenses

Exclusive licenses, stated at cost, less accumulated amortization, consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	September 30, 2011

Exclusive licenses	18	$4,562	$-

Less accumulated amortization		(-)	(-)

		$4,562	-

Amortization Expense

Amortization expense for the period from August 24, 2012 (date of acquisition) through September 30, 2012 was nil.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	September 30, 2011

CNS

Acquired technologies	$325,000	$-

Accumulated amortization	(2,708)	(-)

	322,292	-

PSI

Acquired technologies	2,095,000	-

Accumulated amortization	(8,729)	(-)

	2,086,271	-

Total

Acquired technologies	2,420,000	-

Accumulated amortization	(11,437)	(-)

	$2,408,563	$-

Amortization Expense

Amortization expense for the period from dates of acquisitions through September 30, 2012 was $11,437.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	September 30, 2011

CNS

Non-Compete agreements	$120,000	$-

Accumulated amortization	(6,666)	(-)

	113,334	-

PSI

Non-compete agreement	120,000	-

Accumulated amortization	(2,500)	(-)

	117,500	-

Total

Non-compete agreements	240,000	-

Accumulated amortization	(9,166)	(-)

	$230,834	$-

Amortization Expense

Amortization expense for the period from dates of acquisitions through September 30, 2012 was $9,166.

Trademarks

Trademarks, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	September 30, 2011

CNS

Trademark	$110,000	$-

Accumulated amortization	(2,038)	(-)

	107,962	-

PSI

Trademark - Psoria-Light	420,000	-

Accumulated amortization	(5,000)	(-)

	415,000	-

Trademark - Psoria-Shield	210,000	-

Accumulated amortization	(2,500)	(-)

	207,500	-

Total

Trademarks	740,000	-

Accumulated amortization	(9,538)	(-)

	$730,462	$-

Amortization Expense

Amortization expense for the period from dates of acquisitions through September 30, 2012 was $9,538.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, trademarks and website development costs and determined that there was no impairment as the fair value of intangible assets other than goodwill inclusive of trademark, unpatented technology, non-compete agreements and website development costs, substantially exceeded their carrying values at September 30, 2012.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	September 30, 2012	September 30, 2011

Acquisition of CNS

Goodwill	$2,868,045	$-

Accumulated impairment	(-)	(-)

	2,868,045	-

Acquisition of PSI

Goodwill	1,716,603	-

Accumulated impairment	(-)	(-)

	1,716,603	-

Total

Goodwill	4,584,648	-

Accumulated impairment	(-)	(-)

	$4,584,648	$-

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at September 30, 2012.

Note 8 – Note Payable

In January, 2012, PSI obtained a loan in the amount of $20,000, from an unrelated third party, with a simple interest at 10% per annum, with principal and interest originally due December 31, 2012 which was extended to June 30, 2013.

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director of the Company

CADserv Corporation	An entity owned and controlled by significant stockholder of the Company

William A. Lambos, Ph.D.	Chief Cognitive Neuroscientist of CNS, significant stockholder and director of the Company

Peter A. Hannouche	CEO and COO of CNS, significant stockholder and director of of the Company

Scot Johnson	President and Chief Executive Officer of PSI

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note Payable – Related Party

Note payable – related party, consisted of the following:

	September 30, 2012	September 30, 2011

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$-

	$37,139	$-

Convertible Note Payable – Stockholder

Convertible note payable – stockholder, consisted of the following:

	September 30, 2012	September 30, 2011

On August 17, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance. The note is due on demand.	$58,000	$-

	$58,000	$-

Long-Term Note Payable – Officers

	September 30, 2012	September 30, 2011

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $120,886.30 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015.	$120,886	$-

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $75,322.14 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of this Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015. In September 2012, CNS repaid $900 toward the note.	$74,422	$-

	$195,308	$-

Note 10 – Commitments and Contingencies

Employment Agreements

Employment Agreement - William A. Lambos

On August 2, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with William A. Lambos (the “Executive”). Under the Employment Agreement, the Company acquired from the Executive all of the Executive’s limited liability company membership interests in CNS-Wellness Florida, LLC, a Florida limited liability company, in exchange for 3,650,000 shares of $0.001 par value common stock of the Company, The Company hereby employs the Executive, and the Executive hereby accepts such employment, upon the terms and conditions stated herein (1) The Executive is engaged to serve as the Chief Executive Officer of the Company’s subsidiary CNS Wellness Florida, (2) The Executive’s employment under this Agreement shall commence on the date hereof and shall continue in effect until July 31, 2015. the Executive understands that he is an at-will Executive, and that the Company may terminate his employment at any time (3) The Company shall pay to the Executive a base annual salary of $150,000, subject to increase, but not decrease, from time to time by the Board of Directors of the Company, provided other benefits and retirement plans (4) If at any time on or before July 31, 2015 the employment of the Executive is terminated by the Executive other than for good reason, or by the Company for cause, then the Company shall pay to the Executive any compensation earned but not paid to the Executive prior to the effective date of such termination (5)The Executive covenants and agrees that during the term of the Executive's employment, whether pursuant to this Agreement, any renewal hereof, or otherwise, and for a period of two years (the “Restricted Period”) after the later of the expiration of this Agreement or the termination of his employment with the Company, in the State(s) in which the Company conducts business as of the Executive's termination of employment, he will not, directly or indirectly (through one or more intermediaries), whether individually, or as an officer, director, agent, shareholder of 5% or more of the applicable company’s outstanding equity shares, member, partner, joint venturer, investor (other than as a passive trader in publicly traded securities), consultant or otherwise, compete in whole or in part with the business then engaged in by the Company. This Section shall not apply in the event of a termination by the Executive for good reason or a termination by the Company without cause.

Employmnet Agreement - Peter A. Hannouche

On August 2, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Peter A. Hannouche (the “Executive”) with the same terms and conditions of the Employment Agreement with William A. Lambos.

Employmnet Agreement - Scot L. Johnson

On August 24, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Scot Johnson (the “Executive”). Under the Employment Agreement, the Company acquired from the Executive all of the Executive’s shares of common stock in Psoria-Shield Inc., a Florida corporation, in exchange for 3,005,000 shares of $0.001 par value common stock of the Company, the Company hereby employs the Executive, and the Executive hereby accepts such employment, upon the terms and conditions stated herein (1) The Executive is engaged to serve as the Chief Executive Officer of the Company’s subsidiary Psoria-Shield Inc, (2) The Executive’s employment under this Agreement shall commence on the date hereof and shall continue in effect until July 31, 2015. the Executive understands that he is an at-will Executive, and that the Company may terminate his employment at any time (3) The Company shall pay to the Executive a base annual salary of $150,000, subject to increase, but not decrease, from time to time by the Board of Directors of the Company, provided other benefits and retirement plans (4) If at any time on or before August 31, 2015 the employment of the Executive is terminated by the Executive other than for good reason, or by the Company for cause, then the Company shall pay to the Executive any compensation earned but not paid to the Executive prior to the effective date of such termination (5) The Executive covenants and agrees that during the term of the Executive's employment, whether pursuant to this Agreement, any renewal hereof, or otherwise, and for a period of two years (the “Restricted Period”) after the later of the expiration of this Agreement or the termination of his employment with the Company, in the State(s) in which the Company conducts business as of the Executive's termination of employment, he will not, directly or indirectly (through one or more intermediaries), whether individually, or as an officer, director, agent, shareholder of 5% or more of the applicable company’s outstanding equity shares, member, partner, joint venturer, investor (other than as a passive trader in publicly traded securities), consultant or otherwise, compete in whole or in part with the business then engaged in by the Company. This Section shall not apply in the event of a termination by the Executive for good reason or a termination by the Company without cause.

Operating Lease with a Related Party - WCUI

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

On January 10, 2013 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for the period from January 1, 2012 through December 31, 2013.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013	$22,914

2014	5,728

$28,642

Operating Lease - CNS

On August 10, 2010 CNS entered into a non-cancellable sub-lease for office space of approximate 4,552 square feet of rentable area in Tampa, Florida with Teachers Insurance and Annuity Association of America for the benefit of its Separate Real Estate Account, a New York corporation ("Landlord"), effective December 1, 2010, for a period of 65 months from December 1, 2010 through April 30, 2016.  On August 10, 2010, in conjunction with the signing of the lease, CNS deposited (i) $11,364.82 representing one (1) month of base rent for the sixth (6th) month of the Initial Term) and (ii) $36,939 representing the security deposit into a certificate of deposit as a security deposit upon execution.  The certificate of deposit is forfeitable to the landlord of the facility upon any event of default by CNS.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013	$143,647

2014	147,958

2015	152,402

$444,007

Deferred Rent

To induce CNS to enter into the operating lease for a period of 65 months the Landlord granted free rent for the first five (5) months of the occupancy. The first five (5) month cumulative rent expense is recognized on a straight-line basis over the duration of the initial lease term of 65 months.

Operating Lease - PSI

On January 4, 2011 the Company entered into a non-cancellable lease for office space of approximately 3,050 square feet of rentable area in aggregate in Tampa, Florida with a third party for a period of 12 months from the date of signing at $3,000 per month plus tax and common charges.

On January 4, 2012 the Company renewed the non-cancellable lease for an additional 12 months expiring January 3, 2013 with the same terms and conditions.

On January 4, 2013 the Company renewed the non-cancellable lease for an office space of approximately 2,00 square feet of rentable areaa for an additional 12 months expiring January 3, 2014 at $2,000 per month plus tax and common charges.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013	$28,890

2014	6,420

$35,310

Note 11 – Stockholders’ Equity (Deficit)

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

On March 15, 2012 the Company issued (i) 75,000 shares of its common stock and (ii) warrants to purchase 75,000 shares of common stock with an exercise price of $0.75 per share expiring five (5) years from the date of issuance. The units were sold at $0.75 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $56,250, $36,450 and $19,800 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On April 19, 2012 the Company issued (i) 14,545 shares of its common stock and (ii) warrants to purchase 14,545 shares of common stock with an exercise price of $1.65 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $16,000, $ 11,088 and $4,912 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On May 9, 2012 the Company issued (i) 9,091 shares of its common stock and (ii) warrants to purchase 9,091 shares of common stock with an exercise price of $2.16 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $10,000, $ 7,250 and $2,750 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On May 14, 2012 the Company issued (i) 18,182 shares of its common stock and (ii) warrants to purchase 18,182 shares of common stock with an exercise price of $2.25 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $20,000, $14,600 and $5,400 of which were allocated as the relative fair value of the common stock and warrants, respectively.

Between May 21 and May 25, 2012 the Company issued (i) 112,955 shares of its common stock and (ii) warrants to purchase 112,955 shares of common stock with an exercise price of $2.31 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $124,251, $ 91,200 ($0.81 per common share) and $ 33,051 ($0.29 per warrant share) of which were allocated as the relative fair value of the common stock and warrants, respectively.

On September 25, 2012 the Company issued (i) 336,667 shares of its common stock and (ii) warrants to purchase 336,667 shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance. The units were sold at $0.30 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $101,000, $69,589 and $31,411 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On September 25, 2012, four shareholders exercised a total of 240,000 warrants to purchase 240,000 share of common stock with exercise price $0.01 per share for an aggregate of $2,400.

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

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of nonperformance by the Consultant. Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, or $3,750 and option to purchase 12,500 common shares earned and valued at $3,565.

On August 2, 2012, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding limited liability company interests in CNS for and in consideration of the issuance of 7.3 million shares of the Company’s common stock pursuant to the Exchange Agreement.

On August 24, 2012, the Company consummated the share exchange and acquired all of the issued and outstanding shares of stock in PSI for and in consideration of the issuance of 7,686,797 shares of its common stock pursuant to the Exchange Agreement.

On September 11, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a consulting firm (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company will pay the consultant monthly for four terms (1) cash of $8,000 each month for the first term of three months; grant 35,000 common shares monthly for the first term of three months to the Consultant. (2) cash of $10,000 each month for the second term of three months; grant 30,000 common shares monthly for the second term of three months. (3) cash of $17,000 each month for the third term of three months; grant 25,000 common shares monthly for the third term of three  months.(4) cash of $20,000 each month for the fourth term of three months; grant 20,000 common shares monthly for the fourth term of three months. For the quarter ended September 30, 2012, the Company paid $8,000 cash and issued 35,000 common shares which were valued at $0.38 per share, or $13,300.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model was $14,265 at the date of grant, of which $3,566 were amortized during the quarter ended September 30, 2012.

August 24, 2012 Issuance of WCUI Stock Options for Conversion of PSI Stock Options

On August 24, 2012, the Company converted PSI stock options to WCUI stock options and issued certain options to purchase 1,400,000 shares of its common stock in aggregate with the original terms and conditions to PSI option holders upon the acquisition of PSI. The detailed PSI Stock Options Issuance history is as follows:

On December 22, 2010, PSI granted (i) options to purchase 450,000 shares of its common stock with an exercise price of $1.00 per share expiring ten (10) years from the date of grant to its employees for their services; and (ii) an option to purchase 300,000 shares of its common stock with an exercise price of $1.00 per share expiring ten (10) years from the date of grant to a consultant and a member of its Medical Advisory Board as part of his professional services.

On February 22, 2012, PSI granted (i) options to purchase 410,000 shares of its common stock with an exercise price of $2.00 per share expiring ten (10) years from the date of grant to its employees for their services; and (ii) an option to purchase 240,000 shares of its common stock with an exercise price of $2.00 per share expiring ten (10) years from the date of grant to a consultant and a member of its Medical Advisory Board as part of his professional services.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Vested and exercisable, September 30, 2012	3,225,000	$0.01 - 2.00	$0.64	$1,170,105	$-

Unvested, September 30, 2012	25,000	$0.01	$0.44	$7,133	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$1.00	750,000		8.20	1.00	750,000	8.20	1.00

$2.00	650,000		9.40	2.00	650,000	9.40	2.00

$0.01 - 2.00	3,250,000		5.39	$0.64	3,212,500	5.39	$0.64

As of September 30, 2012, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate fair value of the warrants issued on November 30, 2010 using the Black-Scholes Option Pricing Model was $38 at the date of issuance.

March 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 265,000 shares, in the aggregate, of the Company’s common stock to the investors with exercise prices ranging from $0.50 to $0.75 per share expiring five (5) years from the date of issuance in connection with the sale of common shares which were valued total $44,452.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $44,452 at the date of issuance.

April and May 2012 Issuances

During April and May 2012, the Company issued (i) warrants to purchase 154,773 shares, in the aggregate, of the Company’s common stock to the investors with exercise prices ranging from $1.65 to $2.31 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued during the period ended June 30, 2012 using the Black-Scholes Option Pricing Model was $46,112 at the date of issuance.

September 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 336,667 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance in connection with the sale of common shares which were valued total $31,411.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights, same as that included in November 2010 issuances.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

September 25, 2012

Expected life (year)	5

Expected volatility (*)	65.70%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.66%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $31,411 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Earned and exercisable, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Unvested, September 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	7,209,774	3.31	$0.10	7,209,774	3.31	$0.10

$0.01 – 2.31	7,209,774	3.31	$0.10	7,209,774	3.31	$0.10

Note 12 – Income Tax Provision

Deferred Tax Assets

At September 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $557,111 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $189,418 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $137,661 and $37,123 for the fiscal year ended September 30, 2012 and 2011, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	September 30, 2012	September 30, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$189,418	$51,757

Less valuation allowance	(189,418)	(51,757)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended September 30, 2012	For the fiscal year ended September 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The corporation income tax returns for the fiscal year ended September 30, 2010 and 2011 were filed on December 12, 2011 and December 15, 2011, respectively.  The Company has not yet filed its corporation income tax return for the fiscal year ended September 30, 2012. Both the 2010 and 2011 corporation income tax returns will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Pro Forma Income Tax Information (Unaudited)

The pro forma income tax information, inclusive of income tax rate, income tax provision (benefits), if any, deferred tax assets and valuation allowance on deferred tax assets, presented below reflect the provision for income tax, based on the combined results of operations of the Company and the acquired entities for the periods presented, which would have been recorded as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

Deferred Tax Assets

Should the acquisition of the acquired entities had occurred as of the first date of the first period presented, at September 30, 2012, the Company would have had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,464,403 that may be offset against future taxable income through 2032.  No tax benefit would have been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $837,897 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets would consist primarily of the tax effect of NOL carry-forwards.  The Company would have provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance would have increased approximately $786,140 and $37,123 for the fiscal year ended September 30, 2012 and 2011, respectively.

Components of deferred tax assets in the combined balance sheets would have been as follows:

	September 30, 2012	September 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$837,897	51,757

Less: Valuation allowance	(837,897)	(51,757)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Combined Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes would have been as follows:

	For the Fiscal Year Ended September 30, 2012	For the Fiscal Year Ended September 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 13 – Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company operates in three (3) business segments:

(i)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

(ii)

Patient Services: which it stems from CNS, its wholly-owned subsidiary it acquired on August 2, 2012, a patient service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems; and

(iii)

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 2, 2012, a developer, manufacturer, marketer and distributer of  Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Total Assets
By Reportable Segment

	September 30, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
ASSETS
Current Assets
Cash	86,288	12,361	17,555	-	116,204
Accounts receivable	-	-	4,200	-	4,200

Total Current Assets	86,288	12,361	21,755	-	120,404

Property and Equipment
Property and equipment	1,792	18,459	80,956	-	101,207
Accumulated depreciation	(710)	(2,232)	(6,991)	-	(9,933)

Property and equipment, net	1,082	16,227	73,965	-	91,274

Website Development Cost
Website development cost	17,809	-	-	-	17,809
Accumulated amortization	(2,898)	-	-	-	(2,898)

Website development cost, net	14,911	-	-	-	14,911

Exclusive Licenses
Exclusive licenses	-	-	5,000	-	5,000
Accumulated amortization	-	-	(438)	-	(438)

Exclusive licenses, net	-	-	4,562	-	4,562

Acquired Technologies
Acquired technologies	-	325,000	2,095,000	-	2,420,000
Accumulated amortization	-	(2,708)	(8,729)	-	(11,437)

Acquired technologies, net	-	322,292	2,086,271	-	2,408,563

Non-Compete Agreements
Non-compete agreements	-	120,000	120,000	-	240,000
Accumulated amortization	-	(6,666)	(2,500)	-	(9,166)

Non-compete agreements, net	-	113,334	117,500	-	230,834

Trademarks
Trademarks	-	110,000	630,000	-	740,000
Accumulated amortization	-	(2,038)	(7,500)	-	(9,538)

Trademarks, net	-	107,962	622,500	-	730,462

Other Assets
Goodwill	-	2,545,000	1,260,000	-	4,584,648
Security deposits	-	36,939	1,760	-	38,699

Total other assets	-	2,581,939	1,261,760	-	4,623,347

Total Assets	102,281	3,154,115	4,188,313	-	8,224,357

Wellness Center USA, Inc.
Consolidated Statements of Operations
By Reportable Segment

	For the Fiscal Year
	Ended
	September 30, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	46,638	42,000	1,187	89,825

COST OF GOODS SOLD	-	-	15,094	837	15,931

GROSS PROFIT	-	46,638	26,906	350	73,894

OPERATING EXPENSES:
Amortization expenses	2,898	11,412	18,729	-	33,039
Consulting fees	60,680	-	-	-	60,680
Professional fees	90,406	-	255	-	90,661
Rent expenses - Related party	25,050	-	-	-	25,050
Rent expenses	-	23,413	3,210	-	26,623
Research and Development	-		11,077	-	11,077
Salaries - officers	-	50,000	17,312	-	67,312
Salaries - others	-	27,210	14,423	-	41,633
Selling expenses	-	1,047	23,238	-	24,285
General and administrative expenses	49,900	16,110	29,810	-	95,820

Total operating expenses	228,934	129,192	118,054	-	476,180

LOSS FROM OPERATIONS	(228,934)	(82,554)	(91,148)	350	(402,286)

OTHER (INCOME) EXPENSE:
Interest income	-	-	-	-	-
Interest expense	-	-	-	-	-
Interest expense - related party	-	1,101	-	-	1,101
Other (income) expense	-	1,498	-	-	1,498

Total other (income) expense	-	2,599	-	-	2,599

LOSS BEFORE INCOME TAX PROVISION	(228,934)	(85,153)	(91,148)	350	(404,885)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(228,934)	(85,153)	(91,148)	350	(404,885)

Note 14 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the combined financial position or combined results of operations of the Company and acquired entities for the fiscal year ended September 30, 2012 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

Wellness Center USA, Inc.
Pro Forma Combined Statements of Operations

(Unaudited)

	For the Fiscal Year
	Ended
	September 30, 2012
	WCUI (1)	CNS (1)	PSI (1)				Elimination (2)	Consolidated

NET REVENUES	1,187	294,808	163,000	-	-	-	-	458,995

COST OF GOODS SOLD	837		74,482	-	-	-	-	75,319

GROSS PROFIT	350	294,808	88,518	-	-	-	-	383,676

OPERATING EXPENSES:
Amortization expenses	2,898	11,412	18,729	-	-	-	296,118	329,157
Consulting fees	60,680	-	-	-	-	-	-	60,680
Professional fees	90,406	-	414,117	-	-	-	-	504,523
Rent expenses - Related party	25,050	-	-	-	-	-	-	25,050
Rent expenses	-	136,188	41,730	-	-	-	-	177,918
Research and Development	-	-	89,668	-	-	-	-	89,668
Salaries - officers	-	60,000	65,423	-	-	-	-	125,423
Salaries - others	-	137,293	558,334	-	-	-	-	695,627
Selling expenses	-	15,293	209,552	-	-	-	-	224,845
General and administrative expenses	49,900	95,643	298,529	-	-	-	-	444,072

Total operating expenses	228,934	455,829	1,696,082	-	-	-	296,118	2,676,963

INCOME (LOSS) FROM OPERATIONS	(228,584)	(161,021)	(1,607,564)	-	-	-	(296,118)	(2,293,287)

OTHER (INCOME) EXPENSE:
Interest expense	-	-	7,161	-	-	-	-	7,161
Interest expense - related party	-	9,234	-	-	-	-	-	9,234
Other (income) expense	-	2,495	-	-	-	-	-	2,495

Total other (income) expense	-	11,729	7,161	-	-	-	-	18,890

LOSS BEFORE INCOME TAX PROVISION	(228,584)	(172,750)	(1,614,725)	-	-	-	(296,118)	(2,312,177)

INCOME TAX PROVISION	-	-	-	-	-	-	-	-

NET LOSS	(228,584)	(172,750)	(1,614,725)	-	-	-	(296,118)	(2,312,177)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted								(0.13)

Weighted Average Common Shares Outstanding - basic and diluted								17,147,227

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On November 29, 2012 the Company issued a total of 1,460,050 shares of its common stock at $0.10 per share for an aggregate of $173,000 in cash.

Between December 4, 2012 and December 27, 2012 the Company issued a total of 427,666 shares of its common stock and (ii) warrants to purchase 427,666  shares of common stock with an exercise price of $0.45  per share expiring five (5) years from the date of issuance. The units were sold at $0.30 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $128,300 in cash.

Between October 1 and December 27, 2012 warrants for 1,777,000 shares were exercised at the price of $0.01 per share for an aggregate of $17,770 in cash.