Form 10-K/A
period 2012-09-30
Wellness Center USA, Inc.
filed 2013-01-22
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to FORM 10-K (10-K/A1)

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

Documents Incorporated by Reference: None.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to Wellness Center USA, Inc.’s annual report on Form 10–K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 16, 2013 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Exchange Agreement dated May 30, 2012 by and between CNS Wellness Florida LLC and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.3	Letter of Understanding dated September 20, 2011 by and between Psoria-Shield Inc. and Protein Factory.		Exhibit 2.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.1	Employment Agreement dated as of August 2, 2012 by and between William A. Lambos and Wellness Center USA, Inc.		Exhibit 5.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.2	Employment Agreement dated as of August 2, 2012 by and between Peter A. Hannouche and Wellness Center USA, Inc.		Exhibit 5.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.3	Employment Agreement dated as of August 24, 2012 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.1	Note dated August 9, 2010 by CNS Wellness Florida LLC in favor of a family member of one of its members in the principal amount of $37,139.		Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.2	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of William A. Lambos in the amount of $ 120,886.30.		Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.3	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of Peter A. Hannouche in the amount of $ 75,322.14.		Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

21.1	List of subsidiaries of the Registrant	√

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

101.INS	XBRL Instance Document ****	√

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	√

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	√

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	√

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	√

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	√

(*)	Previously filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(**)	Included in Exhibit 32.1

(***)	Included in Exhibit 32.2

(****)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Wellness Center USA, Inc.

Date: January 22, 2013	By: /s/ Andrew J. Kandalepas
Andrew J. Kandalepas Chairman, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer)