Form 10-Q
period 2012-12-31
Wellness Center USA, Inc.
filed 2013-02-21
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

_______________

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

Yes       . No   X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of February 14, 2013: 34,818,786 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

December 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Control and Procedures	59

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	59
Item 1A	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	60

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

December 31, 2012 and 2011

Wellness Center USA, Inc.
Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$57,205	$116,204
Accounts receivable	-	4,200
Total Current Assets	90,554	120,404
Property and Equipment
Property and equipment	102,535	101,207
Accumulated depreciation	(15,178)	(9,933)
Property and equipment, net	87,357	91,274
Website Development Cost
Website development cost	17,809	17,809
Accumulated amortization	(4,380)	(2,898)
Website development cost, net	13,429	14,911
Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(500)	(438)
Exclusive licenses, net	4,500	4,562
Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(41,686)	(11,437)
Acquired technologies, net	2,378,314	2,408,563
Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(26,665)	(9,166)
Non-compete agreements, net	213,335	230,834
Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(35,095)	(9,538)
Trademarks, net	704,905	730,462
Other Assets
Goodwill	4,584,648	4,584,648
Security deposits	38,699	38,699
Total other assets	4,623,347	4,623,347

Total Assets	$8,115,741	$8,224,357

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$229,828	$293,721
Accrued interest - related parties	5,984	4,617
Accrued payroll - officers	134,563	53,825
Accrued warranty	12,000	12,000
Credit cards payable	100,710	105,322
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	278,909
Customer deposits	25,000	25,000
Note payable	42,000	20,000
Note payable - related party	37,139	37,139
Convertible note payable - stockholder	108,000	58,000
Sales tax payable	-	2,940
Accrued expenses and other current liabilities	85,925	18,544
Total Current Liabilities	1,017,248	921,380
Non-Current Liabilities
Deferred rent, net of current portion	26,523	29,362
Long-term notes payable - Officers	178,718	195,308
Total Non-Current Liabilities	205,241	224,670
Total Liabilities	1,222,489	1,146,050
Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock: $0.001 par value: 75,000,000 shares authorized; 34,818,786 and 30,978,237 shares issued and outstanding, respectively	34,819	30,978
Additional paid-in capital	7,958,089	7,604,440
Accumulated deficit	(1,099,656)	(557,111)
Total Stockholders' Equity (Deficit)	6,893,252	7,078,307
Total Liabilities and Stockholders' Equity (Deficit)	$8,115,741	$8,224,357

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$46,285	$163

COST OF GOODS SOLD	-	141

GROSS PROFIT	46,285	22

OPERATING EXPENSES:
Amortization expense	74,787	-
Depreciation expense	5,245
Consulting fees	37,415	-
Professional fees	93,640	17,612
Rent expenses - Related party	6,106	5,861
Rent expenses	47,065	-
Research and Development	2,769	-
Salaries - officers	168,269	-
Salaries - others	45,907	-
Selling expenses	26,557	-
General and administrative expenses	74,337	5,057

Total operating expenses	582,097	28,530

LOSS FROM OPERATIONS	(535,812)	(28,508)

OTHER (INCOME) EXPENSE:
Interest expense - related party	2,116	-
Other (income) expense	1,367	-

Other (income) expense, net	6,733	-

LOSS BEFORE INCOME TAX PROVISION	(542,545)	(28,508)

INCOME TAX PROVISION	-	-

NET LOSS	$(542,545)	$(28,508)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	20,099,635	15,030,000

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Stockholders' Equity (Deficit)
For the interim period ended December 31, 2012
(Unaudited)
	Common Stock,
	$0.001 Par Value
	Number of Shares	Amount	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, September 30, 2011	15,030,000	$15,030	$-	$58	$(152,226)	$(137,138)
Issuance of common shares and warrants for cash at $0.50 per share on March 08, 2012	95,000	95	-	47,405	-	47,500
Issuance of common shares and warrants for cash at $0.75 per share on March 15, 2012	75,000	75	-	56,175	-	56,250
Issuance of common shares and warrants for cash at $1.10 per share on April 19, 2012	14,545	15	-	15,985	-	16,000
Issuance of common shares and warrants for cash at $1.10 per share on May 9, 2012	9,091	9	-	9,991	-	10,000
Issuance of common shares and warrants for cash at $1.10 per share on May 14, 2012	18,182	18	-	19,982	-	20,000
Issuance of common shares and warrants for cash at $1.10 per share on May 21, 2012	20,000	20	-	21,980	-	22,000
Issuance of common shares and warrants for cash at $1.10 per share on May 22, 2012	10,000	10	-	10,990	-	11,000
Issuance of common shares and warrants for cash at $1.10 per share on May 25, 2012	82,955	83	-	91,168	-	91,251
Common shares issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share	12,500	12	-	13,738	-	13,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended June 30, 2012 valued at $1.10 per share	-	-	-	3,565	-	3,565
Issuance of common shares on August 2, 2012 for the acquisition of CNS Wellness Florida, LLC	7,300,000	7,300	-	3,092,700	-	3,100,000
Issuance of common shares on August 24, 2012 for the acquisition of Psoria Shield, Inc.	7,686,797	7,687	-	4,097,313	-	4,105,000
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.38 per share	35,000	35	-	13,265	-	13,300
Issuance of common shares and warrants for cash at $0.30 per share on September 25, 2012	336,667	337	-	100,663	-	101,000
Exercise of warrants with exercise price of $0.01 per share on September 25, 2012	240,000	240	-	2,160	-	2,400
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $0.30 per share	12,500	12	-	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $1.10 per share	-	-	-	3,565	-	3,565
Net loss	-	-	-	-	(404,885)	(404,885)
Balance, September 30, 2012	30,978,237	30,978	-	7,604,440	(557,111)	7,078,307
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.50 per share	35,000	35	-	17,465	-	17,500
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.36 per share	35,000	35	-	12,565	-	12,600
Issuance of common shares for cash at $0.10 per share on November 29, 2012	1,447,550	1,448	-	143,307	-	144,755
Conversion of accrued interest to the common shares at $0.10 per share on November 29, 2012	12,500	13	-	1,237	-	1,250
Issuance of common shares and warrants for cash at $0.30 per share during December, 2012	520,999	521	-	155,779	-	156,300
Exercise of warrants with exercise price of $0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	-	15,993	-	17,770
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $0.30 per share	12,500	12	-	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $1.10 per share	-	-	-	3,565	-	3,565
Net loss	-	-	-	-	(542,545)	(542,545)
Balance, December 31, 2012	34,818,786	$34,819	$-	$7,958,089	$(1,099,656)	$6,893,252

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,545)	$(28,508)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	35,100	-
Warrants and options issued for compensation and services	3,565	-
Depreciation expense	5,245	96
Amortization expense	74,849	-
Changes in operating assets and liabilities:
Inventories	4,200	-
Prepayments and other current assets	(13,349)	-
Accounts payable	(53,393)	-
Accrued interest - related party	1,367	-
Accrued salary - officers	80,738	-
Credit cards payable	(4,612)	-
Deferred rent	(2,839)	-
Sales tax payable	(2,940)	-
Accrued expenses and other current liabilities	62,381	(3,300)

NET CASH USED IN OPERATING ACTIVITIES	(352,233)	(31,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plan and equipment	(1,328)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,328)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties	(74,173)	36,300
Convertible note payable - stockholder	50,000	-
Repayments of Long-term notes payable	(22,090)	-
Proceeds from sale of common stock and warrants	301,055	-
Proceeds from exercise of warrants	17,770	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	294,562	36,300

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

NET CHANGE IN CASH	(58,999)	4,588

Cash at beginning of the year	116,204	175

Cash at end of the year	$57,205	$4,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for acquisition of CNS	$-	$-
Issuance of common stock for acquisition of PSI	$-	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company engages in online sports and nutrition supplements marketing and distribution.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2013.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CNS Wellness Florida, LLC	The State of Florida	May 26, 2009 (August 2, 2012)	100%

Psoria-Shield Inc.	The State of Florida	June 17, 2009 (August 24, 2012)	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and 2011 and for the interim period then ended, all accounts of CNS and PSI as of December 31, 2012 and for the interim period then ended.

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

Business Enterprise Valuation

The Company utilizes the income approach – discounted cash flows method to estimate the business enterprise value with the assistance of the third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of business acquired, the Company forecasted sales and net cash flow for the acquiree for five (5) years into the future and used a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree.  The basic method of forecasting involves using past experience to forecast the future. The next step was to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of acquisition, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

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

The pro forma combined financial statements have been prepared and presented by management for illustrative purposes only and are not necessarily indicative of the combined financial position or combined results of operations in future periods or the results that actually would have been realized had the Company and acquired entities been a combined company during the specified periods.  The pro forma adjustments are based on the information available at the time of the preparation of this document and assumptions that management believe are reasonable.  The pro forma combined financial information, including the notes thereto, are qualified in their entirety by reference to, and should be read in conjunction with the Company’s historical financial statements included in its Annual Report in Form 10-K for the fiscal year ended September 30, 2012 as filed with United States Securities and Exchange Commission (“SEC”) on January 15, 2013, CNS’s historical financial statements included in the Amendment No. 3 to the Current Report in Form 8-K/A3 as Exhibits in that Current Report as filed with the SEC on January 22, 2013, and PSI’s historical financial statements included in the Amendment No. 1 to the Current Report in Form 8-K/A1 as Exhibits in that Current Report as filed with the SEC on January 9, 2013.

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

There was no allowance for doubtful accounts at December 31, 2012 or September 30, 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2012 or September 30, 2012.

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended December 31, 2012	For the Interim Period Ended December 31, 2011

Convertible note payable

Convertible note payable of $58,000 issued on August 17, 2012 convertible to shares at $0.30 per share	193,334	-

Warrants issuable contingent upon conversion of convertible note payable of $58,000 issued on August 17, 2012 exercisable at $0.45 per share	193,334	-

Convertible note payable of $50,000 issued on October,11, 2012 convertible to shares at $0.30 per share	166,666	-

Warrants issuable contingent upon conversion of convertible note payable of $50,000 issued on October 11, 2012 exercisable at $0.45 per share	166,666	-

Sub-total: stock options	720,000	-

Stock options

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	-

Conversion of PSI stock options issued on December 20, 2010 to WCUI stock options upon acquisition of PSI on August 24, 2012 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance	750,000	-

Conversion of PSI stock options issued on February 22, 2012 to WCUI stock options upon acquisition of PSI on August 24, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance	650,000	-

Sub-total: stock options	3,250,000	1,800,000

Warrants

Warrants issued on November 10, 2010 to investor in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining warrants issued on November 30, 2010 to investor with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,701,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	-

Warrants issued on March 15, 2012 to investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	-

Warrants issued on April 19, 2012 to investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	-

Warrants issued on May 9, 2012 to investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	-

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	-

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	-

Warrants issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	336,667	-

Warrants issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,669	-

Sub-total: warrants	5,953,773	6,693,334

Total potentially outstanding dilutive common shares	9,923,773	8,493,334

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Allocation of Purchase Price

The purchase price of CNS has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in CNS based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,713	$-	$11,713

Property and equipment	18,459		18,459

Trademark	-	110,000	110,000

Acquired technology	-	325,000	325,000

Non-compete agreements	-	120,000	120,000

Goodwill	323,045	2,545,000	2,868,045

Security deposits	36,939		36,939

Accounts payable	(41,957)		(41,957)

Accrued interest - related party	(3,516)		(3,516)

Credit cards payable	(66,008)		(66,008)

Payroll liability	(2,709)		(2,709)

Current portion of deferred rent	(11,363)		(11,363)

Advances from related parties	(196,208)		(196,208)

Note payable - related party	(37,139)		(37,139)

Deferred rent, net of current portion	(31,256)		(31,256)

Total	-	3,100,000	3,100,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$3,100,000	$3,100,000

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

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the PSI based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,413	$-	$11,413

Inventories	12,694		12,694

Property and equipment	80,956		80,956

Exclusive licenses	4,562		4,562

Trademark - Psoria-Shield	-	210,000	210,000

Trademark - Psoria-light	-	420,000	420,000

Acquired technology	-	2,095,000	2,095,000

Non-compete agreement	-	120,000	120,000

Goodwill	456,603	1,260,000	1,716,603

Security deposits	1,760		1,760

Accounts payable	(161,821)		(161,821)

Credit cards payable	(42,198)		(42,198)

Customer deposits	(25,000)		(25,000)

Accrued warranty	(9,600)		(9,600)

Current portion of long-term payable	(72,653)		(72,653)

Loan payable	(20,000)		(20,000)

Advances from stockholders	(233,994)		(233,994)

Total	-	4,105,000	4,105,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$4,105,000	$4,105,000

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012

Computer equipment	5	$12,112	$12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	15,969	14,841

Software	3	32,276	32,276

		102,535	101,207

Less accumulated depreciation and amortization		(15,178)	(9,933)

		$87,357	$91,274

Depreciation and Amortization Expense

Depreciation and amortization expenses for the interim period ended December 31, 2012 and 2011 was $5,245 and $384, respectively.

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2012.

Note 6 – Intangible Assets Other Than Goodwill

Website Development Cost

Website development cost, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012

Website development cost	3	$17,809	$17,809

Less accumulated amortization		(4,380)	(2,898)

		$13,429	$14,911

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 and 2011 was $1,482 and $0, respectively.

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

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

Summary of Exclusive Licenses

Exclusive licenses, stated at cost, less accumulated amortization, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012

Exclusive licenses	18	$5,000	$5,000

Less accumulated amortization		(500)	(438)

		$4,500	$4,562

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 and 2011 was $62 and $0, respectively.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(6,770)	(2,708)

		318,230	322,292

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(34,916)	(8,729)

		2,060,084	2,086,271

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(41,686)	(11,437)

		$2,378,314	$2,408,563

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 was $30,249.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012
CNS

Non-Compete agreements	3	$120,000	$120,000

Accumulated amortization		(16,665)	(6,666)

		103,335	113,334

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(10,000)	(2,500)

		110,000	117,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(26,665)	(9,166)

		$213,335	$230,834

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 was $17,499.

Trademarks

Trademarks, stated at cost, less accumulated amortization, consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	September 30, 2012

CNS

Trademark	9	$110,000	$110,000

Accumulated amortization		(5,095)	(2,038)

		104,905	107,962

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(20,000)	(5,000)

		40,000	415,000

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(10,000)	(2,500)

		20,000	207,500

Total

Trademarks		740,000	740,000

Accumulated amortization		(35,095)	(9,538)

		$704,905	$730,462

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 was $25,557.

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

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment consisted of the following:

	December 31, 2012	September 30, 2012

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(-)	(-)

	2,868,045	2,868,045

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Goodwill	4,584,648	4,584,648

Accumulated impairment	(-)	(-)

	$4,584,648	$4,584,648

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

Note 9 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director of the Company

CADserv Corporation	An entity owned and controlled by significant stockholder of the Company

William A. Lambos, Ph.D.	Chief Cognitive Neuroscientist of CNS, significant stockholder and director of the Company

Peter A. Hannouche	CEO and COO of CNS, significant stockholder and director of the Company

Scot Johnson	President and Chief Executive Officer of PSI

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note Payable – Related Party

Note payable – related party, consisted of the following:

	December 31, 2012	September 30, 2012

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	37,139	37,139

	$37,139	$37,139

Convertible Note Payable – Stockholder

Convertible note payable – stockholder, consisted of the following:

	December 31, 2012	September 30, 2012

On August 17, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	$58,000	$58,000

On October 11, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	50,000	-

	$108,000	$58,000

Long-Term Notes Payable – Officers

	December 31, 2012	September 30, 2012

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $120,886.30 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015.	$120,886	$120,886

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $75,322.14 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of this Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015. In September 2012, CNS repaid $900 toward the note. In October 2012, CNS repaid $19,590 toward the note.	54,832	74,422

	$178,718	$195,308

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

Employment Agreement - Peter A. Hannouche

On August 2, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Peter A. Hannouche (the “Executive”) with the same terms and conditions of the Employment Agreement with William A. Lambos.

Employment Agreement - Scot L. Johnson

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$17,186

2014	5,728

$22,914

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$107,735

2014	147,958

2015	152,402

$408,095

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

On January 4, 2013 the Company renewed the non-cancellable lease for an office space of approximately 2,000 square feet of rentable area for an additional 12 months expiring January 3, 2014 at $2,000 per month plus tax and common charges.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$21,668

2014	6,420

$28,088

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

On April 19, 2012 the Company issued (i) 14,545 shares of its common stock and (ii) warrants to purchase 14,545 shares of common stock with an exercise price of $1.65 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $16,000, $11,088 and $4,912 of which were allocated as the relative fair value of the common stock and warrants, respectively.

On May 9, 2012 the Company issued (i) 9,091 shares of its common stock and (ii) warrants to purchase 9,091 shares of common stock with an exercise price of $2.16 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $10,000, $7,250 and $2,750 of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

Between May 21 and May 25, 2012 the Company issued (i) 112,955 shares of its common stock and (ii) warrants to purchase 112,955 shares of common stock with an exercise price of $2.31 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $124,251, $91,200 ($0.81 per common share) and $33,051 ($0.29 per warrant share) of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

On September 25, 2012, four shareholders exercised warrants to purchase 240,000 share of common stock with exercise price $0.01 per share for an aggregate of $2,400.

On November 29, 2012 the Company issued a total of 1,447,550 shares of its common stock at $0.10 per share for an aggregate of $144,755 in cash.

Between December 4, 2012 and December 29, 2012 the Company issued a total of 520,999 shares of its common stock and (ii) warrants to purchase 520,999 shares of common stock with an exercise price of $0.45  per share expiring five (5) years from the date of issuance. The units were sold at $0.30 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $156,300 in cash.

Between October 1 and December 31, 2012, warrants to purchase 1,777,000 shares with an exercise price of $0.01 per share were exercised by shareholders for an aggregate of $17,770 in cash.

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

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of nonperformance by the Consultant. Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, or $3,750 and option to purchase 12,500 common shares earned and valued at $3,565.  For the quarter ended December 31, 2012, 12,500 common shares were earned and valued at $0.30 per share, or $3,750 and option to purchase 12,500 common shares earned and valued at $3,565.

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

On September 11, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a consulting firm (the "Consultant”). Under the terms of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company will pay the consultant monthly for four terms (i) cash of $8,000 each month for the first term of three (3) months; grant 35,000 common shares monthly for the first term of three (3) months to the Consultant. (ii) cash of $10,000 each month for the second term of three (3) months; grant 30,000 common shares monthly for the second term of three (3) months. (iii) cash of $17,000 each month for the third term of three (3) months; grant 25,000 common shares monthly for the third term of three (3)  months. (iv) cash of $20,000 each month for the fourth term of three (3) months; grant 20,000 common shares monthly for the fourth term of three (3) months. For the quarter ended September 30, 2012, the Company paid $8,000 cash and issued 35,000 common shares which were valued at $0.38 per share, or $13,300. On October 15, 2012 the Consultant and the Company agreed to terminate the Consulting Agreement. For the period from October 1, 2012 and October 15, 2012, the Company did not pay any cash to the Consultant and issued 70,000 common shares in aggregate which were valued at $30,100.

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, June 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2010	1,600,000	$0.01	$0.01	*	$-

Granted	200,000	0.01	0.01	20	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	-	-	-	-	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, December 31, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Vested and exercisable, December 31, 2012	3,225,000	$0.01 - 2.00	$0.64	$1,170,105	$-

Unvested, December 31, 2012	25,000	$0.01	$0.44	$7,133	$-

* - nil

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		3.00	$0.01	1,600,000	3.00	$0.01

$0.01	200,000	.	3.37	0.01	200,000	3.37	0.01

$0.44	50,000		4.70	0.44	12,500	4.70	0.44

$1.00	750,000		8.20	1.00	750,000	8.20	1.00

$2.00	650,000		9.40	2.00	650,000	9.40	2.00

$0.01 - 2.00	3,250,000		5.39	$0.64	3,212,500	5.39	$0.64

As of December 31, 2012, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

Warrants

November 2010 Issuances

In November 2010, the Company issued (i) warrants to purchase 6,318,334 shares of the Company’s common stock to the investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance in connection with the sale of common shares in November 2010 (the “2010 Offering”) which were valued at zero due to the fact that those equity units were sold at par of $0.001, (ii) warrants to purchase 375,000 shares of the Company’s common stock to stockholder with an exercise price of $0.01 per share expiring five (5) years from the date of issuance as part of the professional services, all of which have been earned upon issuance.

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

The aggregate fair value of the warrants issued using the Black-Scholes Option Pricing Model was $38 at the date of issuance.

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

The aggregate relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $44,452 at the date of issuance.

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

The aggregate relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $46,112 at the date of issuance.

September 2012 Issuances

In September 2012, the Company issued (i) warrants to purchase 336,667 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

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

The aggregate relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $31,411 at the date of issuance.

December 2012 Issuances

In December 2012, the Company issued (i) warrants to purchase 520,999 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

Significant terms of the warrants include Section (F) Anti-dilution provisions and (G) Registration rights, same as that included in November 2010 issuances.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 19, 2012

Expected life (year)	5

Expected volatility (*)	63.91%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.77%

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

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $47,514 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2010	-	$-	$-	$-	$-

Granted	6,693,334	0.01	0.01	38	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	520,999	0.45	0.10	47,514	-

Canceled	-	-	-	-	-

Exercised	(1,777,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	5,953,773	$0.45 - 2.31	$0.10	$169,527	$-

Earned and exercisable, December 31, 2012	5,953,773	$0.45 - 2.31	$0.10	$169,527	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	5,953,773	3.27	$0.16	5,953,773	3.27	$0.16

$0.01 – 2.31	5,953,773	3.27	$0.16	5,953,773	3.27	$0.16

Note 12 – Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of  Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Total Assets
By Reportable Segments

	December 31, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
ASSETS
Current Assets
Cash	46,811	9,635	759	-	57,205
Accounts receivable	-	-	-	-	-
Inventories	-	-	-	-	-
Prepayments and other current assets	18,433	-	14,916	-	33,349
Total Current Assets	65,244	9,635	15,675	-	90,554
Property and Equipment
Property and equipment	3,120	18,459	80,956	-	102,535
Accumulated depreciation	(574)	(4,456)	(10,148)	-	(15,178)
Property and equipment, net	2,546	14,003	70,808	-	87,357
Website Development Cost
Website development cost	17,809	-	-	-	17,809
Accumulated amortization	(4,380)	-	-	-	(4,380)
Website development cost, net	13,429	-	-	-	13,429
Exclusive Licenses
Exclusive licenses	-	-	5,000	-	5,000
Accumulated amortization	-	-	(500)	-	(500)
Exclusive licenses, net	-	-	4,500	-	4,500
Acquired Technologies
Acquired technologies	-	-	-	-	2,420,000
Acquired technologies - CNS	-	325,000	-	-	-
Acquired technologies - PSI	-	-	2,095,000	-	-
Accumulated amortization	-	-	-	-	(41,686)
Accumulated amortization - CNS	-	(6,770)	-	-	-
Accumulated amortization - PSI	-	-	(34,916)	-	-
Acquired technologies, net	-	318,230	2,060,084	-	2,378,314
Non-Compete Agreements
Non-compete agreements					240,000
Non-compete Agreement - CNS	-	120,000	-	-	-
Non-compete Agreement - PSI	-	-	120,000	-	-
Accumulated amortization	-	-		-	(26,665)
Accumulated amortization - CNS		(16,665)	-	-	-
Accumulated amortization - PSI	-	-	(10,000)	-	-
Non-compete agreements, net	-	103,335	110,000	-	213,335
Trademarks
Trademarks	-	-	-	-	740,000
Trade Mark:TM - CNS	-	110,000	-	-	-
Trade Mark:TM - PL	-	-	420,000	-	-
Trade Mark:TM - PS	-	-	210,000	-	-
Accumulated amortization	-	-	-	-	(35,095)
Accumulated amortization - CNS	-	(5,095)	-	-	-
Accumulated amortization - PL	-	-	(12,500)	-	-
Accumulated amortization - PS	-	-	(17,500)	-	-
Trademarks, net	-	104,905	600,000	-	704,905
Other Assets
Goodwill	-	-	-	-	4,584,648
Goodwill - CNS	-	2,545,000	-	-	-
Goodwill - PSI	-	-	1,260,000	-	-
Security deposits	-	36,939	1,760	-	38,699
Total other assets	-	2,581,939	1,261,760	-	4,623,347

Total Assets	81,219	3,132,047	4,122,827	-	8,115,741

Wellness Center USA, Inc.
Statements of Operations
By Reportable Segment

	For the Three Months
	Ended
	December 31, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	46,285	-	-	46,285

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	46,285	-	-	46,285

OPERATING EXPENSES:
Amortization expense	74,787	-	-	-	74,787
Depreciation expense	(136)	2,224	3,157	-	5,245
Consulting fees	37,415	-	-	-	37,415
Professional fees	90,727	-	2,913	-	93,640
Rent expenses - Related party	6,106	-	-	-	6,106
Rent expenses	-	34,225	12,840	-	47,065
Research and Development	-	-	2,769	-	2,769
Salaries - officers	50,000	75,000	43,269	-	168,269
Salaries - others	-	34,561	11,346	-	45,907
Selling expenses	-	498	26,059	-	26,557
General and administrative expenses	14,285	17,541	42,511	-	74,337

Total operating expenses	273,184	164,049	144,864	-	582,097

LOSS FROM OPERATIONS	(273,184)	(117,764)	(144,864)	-	(535,812)

OTHER (INCOME) EXPENSE:
Interest expense	1,250	-	2,000	-	3,250
Interest expense - related party	-	2,116	-	-	2,116
Other (income) expense	-	1,367	-	-	1,367

Total other (income) expense	1,250	3,483	2,000	-	6,733

LOSS BEFORE INCOME TAX PROVISION	(274,434)	(121,247)	(146,864)	-	(542,545)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(274,434)	(121,247)	(146,864)	-	(542,545)

Note 13 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the combined financial position or combined results of operations of the Company and acquired entities for the interim period ended December 31, 2011 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

Wellness Center USA, Inc.
Pro Forma Combined Statements of Operations

(Unaudited)

	For the Three Months
	Ended
	December 31, 2011
	WCUI	CNS	PSI	Adjustments	Consolidated

NET REVENUES	163	74,513	-	-	74,676

COST OF GOODS SOLD	141	-	-	-	141

GROSS PROFIT	22	74,513	-	-	74,535

OPERATING EXPENSES:
Amortization expense	-	-		74,030	74,030
Professional fees	17,612	-	(1,190)	-	16,422
Rent expenses - Related party	5,861	-	-	-	5,861
Rent expenses	-	33,738	9,630	-	43,368
Research and Development	-	-	36,569	-	36,569
Salaries - officers		3,333	42,000	-	45,333
Salaries - others	-	33,092	28,081	-	61,173
Selling expenses	-	4,509	56,520	-	61,029
General and administrative expenses	5,057	24,557	119,918	-	149,532

Total operating expenses	28,530	99,229	291,528	74,030	493,317

INCOME (LOSS) FROM OPERATIONS	(28,508)	(24,716)	(291,528)	(74,030)	(418,782)

OTHER (INCOME) EXPENSE:
Interest expense	-	-	1,975	-	1,975
Interest expense - related party	-	465	-	-	465
Other (income) expense	-	2,328	-	-	2,328

Other (income) expense, net	-	2,793	1,975	-	4,768

LOSS BEFORE INCOME TAX PROVISION	(28,508)	(27,509)	(293,503)	(74,030)	(423,550)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(28,508)	(27,509)	(293,503)	(74,030)	(423,550)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted					$(0.02)

Weighted Average Common Shares Outstanding - basic and diluted					22,600,000

Note 14 – Subsequent Events

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

The Company currently operates in three (3) business segments: (i) Nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of Ultra Violet ("UV") phototherapy devices.

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

Results of Operations

For the Three Months Ended December 31, 2012

The Company commenced operations in August, 2012 upon acquisitions of CNS and PSI. For the interim period ended December 31, 2012 we earned $89,825 in revenues, incurred $15,931 in cost of revenues, resulting $73,894 in gross profit. We expended $151,341, $51,673, $11,077, $108,945, $24,285 and $95,820 in professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively.

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

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

	For the Three Months
	Ended
	December 31, 2012
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	46,285	-	-	46,285

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	46,285	-	-	46,285

OPERATING EXPENSES:
Amortization expense	74,787	-	-	-	74,787
Depreciation expense	(136)	2,224	3,157	-	5,245
Consulting fees	37,415	-	-	-	37,415
Professional fees	90,727	-	2,913	-	93,640
Rent expenses - Related party	6,106	-	-	-	6,106
Rent expenses	-	34,225	12,840	-	47,065
Research and Development	-	-	2,769	-	2,769
Salaries - officers	50,000	75,000	43,269	-	168,269
Salaries - others	-	34,561	11,346	-	45,907
Selling expenses	-	498	26,059	-	26,557
General and administrative expenses	14,285	17,541	42,511	-	74,337

Total operating expenses	273,184	164,049	144,864	-	582,097

LOSS FROM OPERATIONS	(273,184)	(117,764)	(144,864)	-	(535,812)

OTHER (INCOME) EXPENSE:
Interest expense	1,250	-	2,000	-	3,250
Interest expense - related party	-	2,116	-	-	2,116
Other (income) expense	-	1,367	-	-	1,367

Total other (income) expense	1,250	3,483	2,000	-	6,733

LOSS BEFORE INCOME TAX PROVISION	(274,434)	(121,247)	(146,864)	-	(542,545)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(274,434)	(121,247)	(146,864)	-	(542,545)

Liquidity and Capital Resources

Overview

As of December 31, 2012, our cash balance was $57,205. The management estimated that our current monthly burn rate is approximately $117,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through private equity transactions or debt financing to fund our daily operations through next 12 months, however no assurance can be given that we will be successful in raising additional capital through private equity transactions or debt financing during the period. No assurance can be given that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future. In the event that we are unable to raise sufficient capital through private equity transactions or debt financing we may have to reduce our operating expenses and maintain minimum level of operations.

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

Business Enterprise Valuation

The Company utilizes the income approach – discounted cash flows method to estimate the business enterprise value with the assistance of the third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of business acquired, the Company forecasted sales and net cash flow for the acquiree for five (5) years into the future and used a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree.  The basic method of forecasting involves using past experience to forecast the future. The next step was to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of acquisition, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

• ·

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

Going Concern

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2011 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Acquisition Agreement dated June 5, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 2, 2008)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2012)
3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 2, 2008)
10.1

Letter of Intent by and between Sweetwater Resources, Inc. and Centaurus Technologies Inc., dated April 19, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2012)

10.2	Form of Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
10.3	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

__________________

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 20, 2013	By:	/s/ Andrew J. Kandalepas
Andrew J. Kandalepas
Chairman, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints severally Andrew J. Kandalepas, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	February 20, 2013
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 20, 2013
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	February 20, 2013
Evan T. Manolis

/s/ William A. Lambos,	President of CNS and Director	February 20, 2013
William A. Lambos

/s/ Peter A. Hannouche	CEO of CNS and Director	February 20, 2013
Peter A. Hannouche

/s/ Scot L. Johnson	President of PSI and Director	February 20, 2013
Scot L. Johnson