Form 10-Q
period 2013-03-31
Wellness Center USA, Inc.
filed 2013-05-20
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes       . No   X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of May 20, 2013: 39,157,889 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

March 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Control and Procedures	60

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	61
Item 1A	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures.	61
Item 5.	Other Information	61
Item 6.	Exhibits	61

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents

Page(s)

Consolidated Balance Sheets at March 31, 2013 (Unaudited) and September 30, 2012

5

Consolidated Statements of Operations for the Six Months and Three Months Ended March 31, 2013 and 2012 (Unaudited)

6

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period Ended March 31, 2013 (Unaudited)

7

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012 (Unaudited)

9

Notes to the Consolidated Financial Statements (Unaudited)

10

Wellness Center USA, Inc.
Consolidated Balance Sheets

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$458,505	$116,204
Accounts receivable	-	4,200
Prepayments and other current assets	49,457	-
Total Current Assets	507,962	120,404
Property and Equipment
Property and equipment	117,535	101,207
Accumulated depreciation	(23,886)	(9,933)
Property and equipment, net	93,649	91,274
Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(563)	(438)
Exclusive licenses, net	4,437	4,562
Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(71,935)	(11,437)
Acquired technologies, net	2,348,065	2,408,563
Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(44,164)	(9,166)
Non-compete agreements, net	195,836	230,834
Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(60,652)	(9,538)
Trademarks, net	679,348	730,462
Website Development Cost
Website development cost	17,809	17,809
Accumulated amortization	(5,862)	(2,898)
Website development cost, net	11,947	14,911
Other Assets
Goodwill	4,584,648	4,584,648
Security deposits	38,699	38,699
Total other assets	4,623,347	4,623,347
Total Assets	$8,464,591	$8,224,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$183,815	$293,721
Accrued interest - related parties	7,289	4,617
Accrued payroll - officers	161,475	53,825
Accrued warranty	12,000	12,000
Credit cards payable	97,684	105,322
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	278,909
Customer deposits	25,000	25,000
Note payable	20,000	20,000
Note payable - related party	37,139	37,139
Convertible note payable - stockholder	116,000	58,000
Sales tax payable	-	2,940
Accrued expenses and other current liabilities	88,789	18,544
Total Current Liabilities	985,290	921,380
Non-Current Liabilities
Deferred rent, net of current portion	23,681	29,362
Long-term notes payable - Officers	171,718	195,308
Total Non-Current Liabilities	195,399	224,670
Total Liabilities	1,180,689	1,146,050
Commitments and Contingencies
Stockholders' Equity
Common stock: $0.001 par value: 75,000,000 shares authorized; 39,157,889 and 30,978,237 shares issued and outstanding, respectively
	39,158	30,978
Additional paid-in capital	9,346,420	7,604,440
Accumulated deficit	(2,101,676)	(557,111)
Total Stockholders' Equity	7,283,902	7,078,307
Total Liabilities and Stockholders' Equity	$8,464,591	$8,224,357
See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the	For the	For the	For the
	Six Months	Three Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$97,878	$51,593	$1,100	$937

COST OF GOODS SOLD	-	-	837	696

GROSS MARGIN	97,878	51,593	263	241

OPERATING EXPENSES:
Consulting fees	607,295	569,880	4,750	4,750
Professional fees	160,352	66,712	42,227	24,615
Rent expenses - Related party	12,398	6,292	14,770	8,909
Rent expenses	89,508	42,443	-	-
Research and development	2,919	150	-	-
Salaries - officers	333,654	165,385	-	-
Salaries - others	85,340	39,433	-	-
Selling expenses	36,799	10,242	-	-
General and administrative expenses	303,116	148,747	11,559	6,502

Total operating expenses	1,631,381	1,049,284	73,306	44,776

LOSS FROM OPERATIONS	(1,533,503)	(997,691)	(73,043)	(44,535)

OTHER (INCOME) EXPENSE:
Interest expense	4,286	1,036	-	-
Interest expense - related party	2,672	556	-	-
Other (income) expense	4,104	2,737	-	-

Other (income) expense, net	11,062	4,329	-	-

LOSS BEFORE INCOME TAX PROVISION	(1,544,565)	(1,002,020)	(73,043)	(44,535)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(1,544,565)	$(1,002,020)	$(73,043)	$(44,535)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	33,746,214	35,691,959	15,048,497	15,067,192

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Stockholders' Equity (Deficit)
For the period ended March 31, 2013
(Unaudited)
	Common Stock,
	$0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, September 30, 2011	15,030,000	$15,030	$58	$(152,226)	$(137,138)
Issuance of common shares and warrants for cash at $0.50 per share on March 08, 2012	95,000	95	47,405	-	47,500
Issuance of common shares and warrants for cash at $0.75 per share on March 15, 2012	75,000	75	56,175	-	56,250
Issuance of common shares and warrants for cash at $1.10 per share on April 19, 2012	14,545	15	15,985	-	16,000
Issuance of common shares and warrants for cash at $1.10 per share on May 9, 2012	9,091	9	9,991	-	10,000
Issuance of common shares and warrants for cash at $1.10 per share on May 14, 2012	18,182	18	19,982	-	20,000
Issuance of common shares and warrants for cash at $1.10 per share on May 21, 2012	20,000	20	21,980	-	22,000
Issuance of common shares and warrants for cash at $1.10 per share on May 22, 2012	10,000	10	10,990	-	11,000
Issuance of common shares and warrants for cash at $1.10 per share on May 25, 2012	82,955	83	91,168	-	91,251
Common shares issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share	12,500	12	13,738	-	13,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended June 30, 2012 valued at $1.10 per share	-	-	3,565	-	3,565
Issuance of common shares on August 2, 2012 for the acquisition of CNS Wellness Florida, LLC	7,300,000	7,300	3,092,700	-	3,100,000
Issuance of common shares on August 24, 2012 for the acquisition of Psoria Shield, Inc.	7,686,797	7,687	4,097,313	-	4,105,000
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.38 per share	35,000	35	13,265	-	13,300
Issuance of common shares and warrants for cash at $0.30 per share on September 25, 2012	336,667	337	100,663	-	101,000
Exercise of warrants with exercise price of $0.01 per share on September 25, 2012	240,000	240	2,160	-	2,400
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $0.30 per share	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $1.10 per share	-	-	3,565	-	3,565
Net loss	-	-	-	(404,885)	(404,885)
Balance, September 30, 2012	30,978,237	30,978	7,604,440	(557,111)	7,078,307

[Continued]

	Common Stock,
	$0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600
Issuance of common shares for cash at $0.10 per share on November 29, 2012	1,447,550	1,448	143,307	-	144,755
Conversion of accrued interest to the common shares at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250
Issuance of common shares and warrants for cash at $0.30 per share during December, 2012	520,999	521	155,779	-	156,300
Exercise of warrants with exercise price of $0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $0.30 per share	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $1.10 per share	-	-	3,566	-	3,566
Issuance of common shares for IR services valued at $0.30 per share on February 26, 2013	550,000	550	164,450	-	165,000
Issuance of warrants for IR services valued at $0.30 per share on February 26, 2013	-	-	47,490	-	47,490
Issuance of common shares for financing services valued at $0.30 per share on March 17, 2013	600,000	600	179,400	-	180,000
Issuance of warrants for financing services valued at $0.30 per share on March 17, 2013	-	-	63,080	-	63,080
Issuance of common shares and warrants for cash at $0.30 per share during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981
Exercise of warrants with exercise price of $0.01 per share during the quarter ended March 31, 2013	80,000	80	720	-	800
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $0.30 per share	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $1.10 per share	-	-	3,568	-	3,568
Net loss	-	-	-	(1,544,565)	(1,544,565)
Balance, March 31, 2013	39,157,889	$39,158	$9,346,420	$(2,101,676)	$7,283,902

See accompanying notes to the financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,544,565)	$(73,043)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	383,850	-
Warrants and options issued for compensation and services	117,705	-
Depreciation expense	13,953	191
Amortization expense	149,699	-
Changes in operating assets and liabilities:
Inventories	4,200	-
Prepayments and other current assets	(49,457)	-
Accounts payable	(99,406)	696
Accrued interest - related party	2,672	-
Accrued salary - officers	107,650	-
Credit cards payable	(7,638)	-
Deferred rent	(5,681)	-
Sales tax payable	(2,940)	-
Accrued expenses and other current liabilities	65,245	4,799

Net cash used in operating activities	(864,713)	(67,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,328)	-
Investment in website development costs	-	(15,599)

Net cash used in investing activities	(16,328)	(15,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related parties	(54,173)	14,500
Proceeds from convertible notes payable - stockholder	58,000	-
Repayment of long-term notes payable	(29,090)	-
Proceeds from sale of common stock and warrants	1,230,035	103,750
Proceeds from exercise of warrants	18,570	-

Net cash provided by financing activities	1,223,342	118,250

NET CHANGE IN CASH	342,301	35,294

Cash at beginning of the period	116,204	175

Cash at end of the period	$458,505	$35,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for acquisition of CNS	$-	$-
Issuance of common stock for acquisition of PSI	$-	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

March 31, 2013 and 2012

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

Acquisition of Psoria-Shield Inc.

On June 21, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of capital stock in Psoria-Shield Inc. (“PSI”), a Tampa, Florida-based developer and manufacturer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases, for and in consideration of the issuance of 7,686,797 shares of common stock in the Company.

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

The consolidated financial statements include all accounts of the Company as of March 31, 2013 and 2012 and for the interim periods then ended, all accounts of CNS and PSI as of March 31, 2013 and for the interim period then ended.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, intangible assets other than goodwill, goodwill, and website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

There was no bad debt expense for the interim period ended March 31, 2013 or 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2013 or September 30, 2012.

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts..

Goodwill

The Company follows Subtopic 350-20 of the FASB Accounting Standards Codification for goodwill. Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs.  Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible to common shares at $0.30 per share	193,334	-

Warrants issuable contingent upon conversion of convertible note payable of $58,000 issued on August 17, 2012 with an exercise price of $0.45 per share	193,334	-

Convertible note payable of $50,000 issued on October,11, 2012 convertible to common shares at $0.30 per share	166,666	-

Warrants issuable contingent upon conversion of convertible note payable of $50,000 issued on October 11, 2012 with an exercise price of $0.45 per share	166,666	-

Convertible note payable of $8,000 issued on February 8, 2013 convertible to common shares at $0.30 per share	26,667	-

Warrants issuable contingent upon conversion of convertible note payable of $8,000 issued on February 8, 2013 with an exercise price of $0.45 per share	26,667	-

Sub-total: convertible notes payable shares and related warrant shares	773,334	-

Stock Option Shares

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	-

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	-

Sub-total: Stock option shares	3,250,000	1,850,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,621,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	-

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	-

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	-

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	-

Warrants issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	336,667	-

Warrants issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	-

Warrants issued on February 27, 2013 and March 26, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	-

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	-

Sub-total: Warrant shares	9,670,376	6,958,334

Total potentially outstanding dilutive common shares	13,693,710	8,808,334

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to further implement its business plan and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

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

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the PSI based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,413	$-	$11,413

Inventories	12,694		12,694

Property and equipment	80,956		80,956

Exclusive licenses	4,562		4,562

Trademark - Psoria-Shield	-	210,000	210,000

Trademark - Psoria-light	-	420,000	420,000

Acquired technology	-	2,095,000	2,095,000

Non-compete agreement	-	120,000	120,000

Goodwill	456,603	1,260,000	1,716,603

Security deposits	1,760		1,760

Accounts payable	(161,821)		(161,821)

Credit cards payable	(42,198)		(42,198)

Customer deposits	(25,000)		(25,000)

Accrued warranty	(9,600)		(9,600)

Current portion of long-term payable	(72,653)		(72,653)

Loan payable	(20,000)		(20,000)

Advances from stockholders	(233,994)		(233,994)

Total	-	4,105,000	4,105,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$4,105,000	$4,105,000

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
Auto	3	$15,000	$-

Computer equipment	5	12,112	12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	15,969	14,841

Software	3	32,276	32,276

		117,535	101,207

Less accumulated depreciation and amortization		(23,886)	(9,933)

		$93,649	$91,274

(i)

Depreciation and Amortization Expense

Depreciation and amortization expenses for the interim period ended March 31, 2013 and 2012 was $13,953 and $191, respectively.

(ii)

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

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

Summary of Exclusive Licenses

Exclusive licenses, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
Exclusive licenses	18	$5,000	$5,000

Less accumulated amortization		(563)	(438)

		$4,437	$4,562

Amortization Expense

Amortization expense for the interim period ended March 31, 2013 and 2012 was $125 and $0, respectively.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(10,832)	(2,708)

		314,168	322,292

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(61,103)	(8,729)

		2,033,897	2,086,271

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(71,935)	(11,437)

		$2,348,065	$2,408,563

Amortization Expense

Amortization expense for the interim period ended March 31, 2013 was $60,498.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
CNS

Non-Compete agreements	3	$120,000	$120,000

Accumulated amortization		(26,664)	(6,666)

		93,336	113,334

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(17,500)	(2,500)

		102,500	117,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(44,164)	(9,166)

		$195,836	$230,834

Amortization Expense

Amortization expense for the interim period ended March 31, 2013 was $34,998.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
CNS

Trademark	9	$110,000	$110,000

Accumulated amortization		(8,152)	(2,038)

		101,848	107,962

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(35,000)	(5,000)

		385,000	415,000

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(17,500)	(2,500)

		192,500	207,500

Total

Trademarks		740,000	740,000

Accumulated amortization		(60,652)	(9,538)

		$679,348	$730,462

Amortization Expense

Amortization expense for the interim period ended March 31, 2013 was $51,114.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements and trademarks and determined that there was no impairment as the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks, substantially exceeded their carrying values at September 30, 2012.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	March 31, 2013	September 30, 2012
Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(-)	(-)

	2,868,045	2,868,045

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Goodwill	4,584,648	4,584,648

Accumulated impairment	(-)	(-)

	$4,584,648	$4,584,648

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at September 30, 2012.

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	September 30, 2012
Website development costs	3	$17,809	$17,809

Less accumulated amortization		(5,862)	(2,898)

		$11,947	$14,911

(i)

Amortization Expense

Amortization expense for the interim period ended March 31, 2013 and 2012 was $2,964 and $0, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, substantially exceeded their carrying values at September 30, 2012.

Note 9 – Note Payable

In January, 2012, PSI obtained a loan in the amount of $20,000, from a third party, with a simple interest at 10% per annum, with principal and interest originally due December 31, 2012 which was extended to June 30, 2013.

Note 10 – Related Party Transactions

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

Note Payable – Related Party

Note payable – related party consisted of the following:

	March 31, 2013	September 30, 2012
On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Convertible Notes Payable – Stockholder

Convertible notes payable – stockholder consisted of the following:

	March 31, 2013	September 30, 2012
On August 17, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	$58,000	$58,000

On October 11, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	50,000	-

On February 8, 2013 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note into the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	8,000	-

	$116,000	$58,000

Long-Term Notes Payable – Officers

	March 31, 2013	September 30, 2012

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note to the officer. Pursuant to the terms and conditions of the note, CNS promises to pay the officer the principal sum of $120,886.30  and the note accrues simple interest at 2% per annum, payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon is due August 2, 2015.

Original amount	$120,886	$120,886

Repayments from inception to date	(17,245)	(-)

Remaining balance	103,641	120,886

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note to the officer. Pursuant to the terms and conditions of the note, CNS promises to pay the officer the principal sum of $75,322.14 and the note accrues simple interest of 2%, per annum ,payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon is due August 2, 2015.

Original amount	$75,322	$75,322

Repayments from inception to date	(7,245)	(900)

Remaining balance	68,077	74,422

	$171,718	$195,308

Note 11 – Commitments and Contingencies

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

Operating Lease with a Related Party - WCUI

On December 20, 2010 the Company entered into a non-cancellable sub-lease for office space in Illinois with CADserv Corporation for $1,909.50 per month for a period of 12 months from January 1, 2011 through December 31, 2011.

On January 10, 2012 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for a period of 12 months from January 1, 2012 through December 31, 2012.

On December 19, 2012 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for a period of 12 months from January 1, 2013 through December 31, 2013.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$11,457

2014	5,728

$17,185

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$72,353

2014	147,958

2015	152,402

$372,713

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$12,840

2014	6,420

$19,260

Note 12 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which Seventy Five Million (75,000,000) shares shall be Common Stock, par value $.001 per share.

Common Stock

Sale of Common Stock or Equity Units

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

On April 19, 2012 the Company issued (i) 14,545 shares of its common stock and (ii) warrants to purchase 14,545 shares of common stock with an exercise price of $1.65 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $16,000, $ 11,088 and $                            4,912 of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

On September 25, 2012, four (4) shareholders exercised warrants to purchase 240,000 share of common stock with exercise price $0.01 per share for an aggregate of $2,400.

On November 29, 2012 the Company issued a total of 1,447,550 shares of its common stock at $0.10 per share for an aggregate of $144,755 in cash.

Between December 4, 2012 and December 29, 2012 the Company sold a total of 520,999 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.45 per share expiring five (5) years from the date of issuance at $0.30 per unit or $156,300 in cash, $108,786 ($0.21 per common share) and $47,514 ($0.09 per warrant share) of which were allocated as the relative fair value of the common stock and warrants, respectively.

During the quarter ended December 31, 2012, warrants to purchase 1,777,000 shares with an exercise price of $0.01 per share were exercised by shareholders for an aggregate of $17,770 in cash.

During the quarter ended March 31, 2013 the Company sold 3,096,603 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.45 per share expiring five (5) years from the date of issuance at $0.30 per unit or $928,980; $651,216 ($0.21 per common share) and $277,764 ($0.09 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the quarter ended March 31, 2013, warrants to purchase 80,000 shares with an exercise price of $0.01 per share were exercised by shareholders for an aggregate of $800 in cash.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of nonperformance by the Consultant. Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, then PPM price, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended December 31, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended March 31, 2013, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,570.

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

On September 11, 2012, the Company entered into a consulting agreement (the "Consulting Agreement"), with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company would pay the consultant monthly for four (4) terms: (i) cash of $8,000 each month for the first term of three (3) months; grant 35,000 common shares monthly for the first term of three (3) months to the Consultant. (ii) cash of $10,000 each month for the second term of three (3) months; grant 30,000 common shares monthly for the second term of three (3) months. (iii) cash of $17,000 each month for the third term of three (3) months; grant 25,000 common shares monthly for the third term of three (3)  months. (iv) cash of $20,000 each month for the fourth term of three (3) months; grant 20,000 common shares monthly for the fourth term of three (3) months. For the quarter ended September 30, 2012, the Company paid $8,000 in cash and issued 35,000 common shares valued at $0.38 per share, or $13,300. On October 15, 2012 the Consultant and the Company agreed to terminate the Consulting Agreement. For the period from October 1, 2012 through October 15, 2012, the Company did not pay any cash to the Consultant and issued 70,000 common shares in aggregate which were valued at $0.43 per share, or $30,100.

On February 26, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 in cash; and (ii) grant (a) 550,000 shares of its common stock and (b) an option to purchase 300,000 shares of common stock with an exercise price of $0.30 per share expiring five (5) years from the date of issuance to the Consultant. The Company ratably recognizes the $20,000 payment in cash over the term of the Consulting Agreement.  550,000 common shares were valued at $0.30 per share, the PPM price, or $165,000 and the option to purchase 300,000 shares of common stock were valued at $47,490, or $212,490 in aggregate, all of which were expensed as consulting fees upon signing of the agreement as these common shares and warrants were issued upon signing the agreement and are non-forfeitable.

On March 17, 2013, the Company entered into a Financing Service agreement (the "Financing Service Agreement"), with a Consultant (the "Consultant”). Under the terms and conditions of the Financing Service Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would grant (i) 600,000 shares of its common stock and (ii) an option to purchase 400,000 shares of its common stock with an exercise price of $0.30 per share expiring five (5) years from the date of issuance to the Consultant.  600,000 common shares were valued at $0.30 per share, the PPM price, or $180,000 and the option to purchase 400,000 shares of common stock were valued at $63,080, or $243,080 in aggregate, all of which were expensed as consulting fees upon signing of the agreement as these common shares and warrants are non-forfeitable and are issued upon signing the agreement.

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

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model and valued the stock options at $14,265 on the date of grant, of which $3,566 were amortized on a quarterly basis over the term of the period of service.

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	-	-	-	-	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, March 31, 2013	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Vested and exercisable, March 31, 2013	3,225,000	$0.01 - 2.00	$0.64	$1,170,105	$-

Unvested, March 31, 2013	25,000	$0.01	$0.44	$7,133	$-

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		2.25	$0.01	1,600,000	2.25	$0.01

$0.01	200,000	.	2.62	0.01	200,000	2.62	0.01

$0.44	50,000		3.95	0.44	12,500	3.95	0.44

$1.00	750,000		7.70	1.00	750,000	7.70	1.00

$2.00	650,000		8.90	2.00	650,000	8.90	2.00

$0.01 - 2.00	3,250,000		4.89	$0.64	3,212,500	4.89	$0.64

As of March 31, 2013, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

Warrants

Significant terms of the warrants

Significant terms of the warrants issued in connection with the Company's equity unit offering include Section (F) Anti-dilution provisions and (G) Registration rights.

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

The relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $44,452 at the date of issuance.

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

The relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $46,112 at the date of issuance.

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

The relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $31,411 at the date of issuance.

December 2012 Issuances

In December 2012, the Company issued (i) warrants to purchase 520,999 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

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

The relative fair value of the warrants issued using the Black-Scholes Option Pricing Model was $47,514 at the date of issuance.

February and March 2013 Issuance

On February 26, 2013 and March 17, 2013, the Company issued warrants to purchase 300,000 shares and 400,000 shares, or 700,000 shares in aggregate, of the Company’s common stock to the consultants for future services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance

The estimated fair value of the warrants was valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	February 26, 2013	March 17, 2013

Expected life (year)	5	5

Expected volatility (*)	62.93%	62.56%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	0.78%	0.81%

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

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes Option Pricing Model were $47,490 and $63,080, or $110,570 in aggregate, all of which were recorded as consulting fee during the quarter ended March 31, 2013.

March 2013 Issuances

In March 2013, the Company issued warrants to purchase 3,096,603 shares, in aggregate, of the Company’s common stock to the investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 17, 2013

Expected life (year)	5

Expected volatility (*)	62.56%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.81%

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

The relative fair value of the warrants issued in March 2013 using the Black-Scholes Option Pricing Model was $277,764 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	4,317,602	0.30-0.45	0.26	435,849	-

Canceled	-	-	-	-	-

Exercised	(1,857,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2013	9,670,376	$0.45 - 2.31	$0.10	$557,862	$-

Earned and exercisable, March 31, 2013	9,670,376	$0.30- 2.31	$0.26	$557,862	$-

Unvested, March 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	9,670,376	3.79	$0.26	9,670,376	3.79	$0.26

$0.01 – 2.31	9,670,376	3.79	$0.26	9,670,376	3.79	$0.26

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 14 – Segment Reporting

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

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Total Assets
By Reportable Segments

	March 31, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
ASSETS
Current Assets
Cash	400,406	39,567	18,532	-	458,505
Accounts receivable	-	-	-		-
Inventories	-	-	-	-	-
Prepayments and other current assets	49,041	-	416	-	49,457
Total Current Assets	449,447	39,567	18,948	-	507,962
Property and Equipment
Property and equipment	18,120	18,459	80,956	-	117,535
Accumulated depreciation	(779)	(6,273)	(16,834)	-	(23,886)
Property and equipment, net	17,341	12,186	64,122	-	93,649
Exclusive Licenses
Exclusive licenses	-	-	5,000	-	5,000
Accumulated amortization	-	-	(563)	-	(563)
Exclusive licenses, net	-	-	4,437	-	4,437
Acquired Technologies
Acquired technologies	-	-	-	-	2,420,000
Acquired technologies - CNS	-	325,000	-	-	-
Acquired technologies - PSI	-	-	2,095,000	-	-
Accumulated amortization	-	-	-	-	(71,935)
Accumulated amortization - CNS	-	(10,832)	-	-	-
Accumulated amortization - PSI	-	-	(61,103)	-	-
Acquired technologies, net	-	314,168	2,033,897	-	2,348,065
Non-Compete Agreements
Non-compete agreements	-	-	-	-	240,000
Non-compete Agreement - CNS	-	120,000	-	-	-
Non-compete Agreement - PSI	-	-	120,000	-	-
Accumulated amortization	-	-	-	-	(44,164)
Accumulated amortization - CNS	-	(26,664)	-	-	-
Accumulated amortization - PSI	-	-	(17,500)	-	-
Non-compete agreements, net	-	93,336	102,500	-	195,836
Trademarks
Trademarks	-	-	-	-	740,000
Trade Mark:TM - CNS	-	110,000	-	-	-
Trade Mark:TM - PL	-	-	420,000	-	-
Trade Mark:TM - PS	-	-	210,000	-	-
Accumulated amortization	-	-	-	-	(60,652)
Accumulated amortization - CNS	-	(8,152)	-	-	-
Accumulated amortization - PL	-	-	(27,500)	-	-
Accumulated amortization - PS	-	-	(25,000)	-	-
Trademarks, net	-	101,848	577,500	-	679,348
Website Development Cost
Website development cost	17,809	-	-	-	17,809
Accumulated amortization	(5,862)	-		-	(5,862)
Website development cost, net	11,947	-	-	-	11,947
Other Assets
Goodwill	-	-	-	-	4,584,648
Goodwill - CNS	-	2,545,000	-	-	-
Goodwill - PSI		-	1,260,000	-	-
Security deposits	-	36,939	1,760	-	38,699
Total other assets	-	2,581,939	1,261,760	-	4,623,347
Total Assets	478,735	3,143,044	4,063,164	-	8,464,591

Wellness Center USA, Inc.
Statements of Operations
By Reportable Segment

	For the Six Months
	Ended
	31-Mar-13
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	97,878	-	-	97,878
	-	-	-	-	-
COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	97,878	-	-	97,878
	-
OPERATING EXPENSES:
Consulting fees	607,295	-	-	-	607,295
Professional fees	154,179		6,173	-	160,352
Rent expenses - Related party	12,398	-	-	-	12,398
Rent expenses	-	70,248	19,260		89,508
Research and Development	-	-	2,919	-	2,919
Salaries - officers	100,000	150,000	83,654	-	333,654
Salaries - others	-	67,071	18,269	-	85,340
Selling expenses	-	(1,165)	37,964	-	36,799
General and administrative expenses	44,783	73,423	184,910		303,116

Total operating expenses	918,655	359,577	353,149	-	1,631,381

LOSS FROM OPERATIONS	(918,655)	(261,699)	(353,149)	-	(1,533,503)

OTHER (INCOME) EXPENSE:
Interest expense	1,250	-	3,036	-	4,286
Interest expense - related party	-	2,672	-	-	2,672
Other (income) expense	-	4,104	-	-	4,104

Other (income) expense, net	1,250	6,776	3,036	-	11,062

LOSS BEFORE INCOME TAX PROVISION	(919,905)	(268,475)	(356,185)	-	(1,544,565)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(919,905)	(268,475)	(356,185)	-	(1,544,565)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted					$(0.05)

Weighted Average Common Shares Outstanding - basic and diluted					33,746,214

Note 15 – Pro Forma Financial Information (Unaudited)

The pro forma financial information presented in the relevant footnote summarizes the combined financial position or combined results of operations of the Company and acquired entities for the interim period ended March 31, 2012 as if the acquisition of the acquired entities had occurred as of the first date of the first period presented.

The pro forma financial information is as follows:

Wellness Center USA, Inc.
Pro Forma Combined Statements of Operations

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
NET REVENUES	97,878	225,127

COST OF GOODS SOLD	-	60,100

GROSS MARGIN	97,878	165,027

OPERATING EXPENSES:
Consulting fees	607,295	4,750
Professional fees	160,352	336,885
Rent expenses - Related party	12,398	14,770
Rent expenses	89,508	86,735
Research and Development	2,919	60,347
Salaries - officers	333,654	57,667
Salaries - others	85,340	577,550
Selling expenses	36,799	134,516
General and administrative expenses	303,116	400,841

Total operating expenses	1,631,381	1,674,061

LOSS FROM OPERATIONS	(1,533,503)	(1,509,034)

OTHER (INCOME) EXPENSE:
Interest expense	4,286	4,150
Interest expense - related party	2,672	929
Other (income) expense	4,104	4,655

Other (income) expense, net	11,062	9,734

LOSS BEFORE INCOME TAX PROVISION	(1,544,565)	(1,518,768)

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	(1,544,565)	(1,518,768)

NET LOSS	(1,544,565)	(1,518,768)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted Average Common Shares Outstanding - basic and diluted	33,746,214	30,035,294

Note 16 – Subsequent Events

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

The Company currently operates in three (3) business segments: (i) Nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology.

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

Treatment of Brain-Based Behavioral Health Disorders - CNS

On August 2, 2012, we consummated the acquisition of all of the issued and outstanding limited liability membership interests in CNS. CNS is now operated as a wholly-owned subsidiary of the Company, with four (4) full-time and eleven part-time employees.   We believe that CNS’ operations and services will provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to mental health and well-being.

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

Distribution of Targeted Ultra Violet ("UV") Phototherapy Devices for Dermatology - PSI

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

The Psoria-Light is a targeted UV phototherapy device which produces peak wavelength UVB light between 300 and 320 nm as well as UVA light between 350 and 395nm, does not consume dangerous chemicals or require special environmental disposal and is cost effective for clinicians, which will increase patient access to this type of treatment.  It has several unique and advanced features that we believe will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources; the ability to produce both UVA or NB-UVB therapeutic wavelengths; an integrated high resolution digital camera and patient record integration capabilities; the ability to export to an external USB memory device a PDF file of patient treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements; an accessory port and ability to update software; ease of placement and portability;    advanced treatment site detection safety sensor;  international language support;  a warranty which includes the UV lamp(s); and  a non-changeable treatment log (that does not include HIPPA information).

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

PSI has established an ISO 13485 compliant quality system for the Psoria-Light, which was first audited in the third quarter of 2011.   This system is intended to ensure PSI devices will be manufactured in a controlled and reliable environment and that its resources follow similar practices and is required for sales in countries requiring a CE mark.  PSI has also received Certified Space Technology designation from the Space Foundation, based on PSI’s incorporation of established NASA co-funded LED technology.

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

Results of Operations

For the Six Months Ended March 31, 2013

The Company commenced operations in August, 2012 upon acquisitions of CNS and PSI. For the six months ended March 31, 2013, we earned $97,879 in revenues, incurred $0 in cost of revenues, resulting $97,879 in gross margin. We expended $607,295, $160,352, $101,906, $2,919, $418,994, $36,799 and $303,116 in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $1,533,503 for the six months ended March 31, 2013.

For the Three Months Ended March 31, 2013

The Company commenced operations in August, 2012 upon acquisitions of CNS and PSI. For the three months ended March 31, 2013, we earned $51,593 in revenues, incurred $0 in cost of revenues, resulting $51,593 in gross margin. We expended $569,880, $66,712, $48,735, $150, $204,818, $10,242 and $148,747 in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $997,691 for the three months ended March 31, 2013.

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

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

The detailed segment information of the Company is as follows:

	For the Six Months
	Ended
	31-Mar-13
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	97,878	-	-	97,878
	-	-	-	-	-
COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	97,878	-	-	97,878
	-
OPERATING EXPENSES:
Consulting fees	607,295	-	-	-	607,295
Professional fees	154,179		6,173	-	160,352
Rent expenses - Related party	12,398	-	-	-	12,398
Rent expenses	-	70,248	19,260		89,508
Research and Development	-	-	2,919	-	2,919
Salaries - officers	100,000	150,000	83,654	-	333,654
Salaries - others	-	67,071	18,269	-	85,340
Selling expenses	-	(1,165)	37,964	-	36,799
General and administrative expenses	44,783	73,423	184,910		303,116

Total operating expenses	918,655	359,577	353,149	-	1,631,381

LOSS FROM OPERATIONS	(918,655)	(261,699)	(353,149)	-	(1,533,503)

OTHER (INCOME) EXPENSE:
Interest expense	1,250	-	3,036	-	4,286
Interest expense - related party	-	2,672	-	-	2,672
Other (income) expense	-	4,104	-	-	4,104

Other (income) expense, net	1,250	6,776	3,036	-	11,062

LOSS BEFORE INCOME TAX PROVISION	(919,905)	(268,475)	(356,185)	-	(1,544,565)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(919,905)	(268,475)	(356,185)	-	(1,544,565)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted					$(0.05)

Weighted Average Common Shares Outstanding - basic and diluted					33,746,214

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of March 31, 2013, our cash balance was $458,505. The management estimated that our current monthly burn rate is approximately $117,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended March 31, 2013 we raised $58,000 and $1,248,605 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Employees

We currently employ our executive officers, four (4) full-time and eleven (11) part-time employees within CNS, three (3) full-time employees and five (5) part-time employees within PSI.  We have employment agreements with Mr. Lambos, Mr. Hannouche, Mr. Johnson, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 16, 2013.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended March 31, 2013.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to further implement its business plan and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2013 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

WELLNESS CENTER USA, INC.

Date: May 20, 2013	By:	/s/ Andrew J. Kandalepas
Andrew J. Kandalepas
Chairman, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints severally Andrew J. Kandalepas, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	May 20, 2013
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 20, 2013
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	May 20, 2013
Evan T. Manolis

/s/ William A. Lambos,	President of CNS and Director	May 20, 2013
William A. Lambos

/s/ Peter A. Hannouche,	CEO of CNS and Director	May 20, 2013
Peter A. Hannouche

/s/ Scot L. Johnson	President of PSI and Director	May 20, 2013
Scot L. Johnson