Form 10-Q
period 2013-06-30
Wellness Center USA, Inc.
filed 2013-08-19
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of August 16, 2013: 40,124,201 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Control and Procedures	57

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	58
Item 1A	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures.	58
Item 5.	Other Information	58
Item 6.	Exhibits	58

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents

Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and September 30, 2012

4

Consolidated Statements of Operations for the Nine Months and Three Months Ended June 30, 2013 and 2012 (Unaudited)

6

Consolidated Statement of Stockholders’ Equity (Deficit) for the Interim Period Ended June 30, 2013 (Unaudited) and for the Fiscal Year Ended September 30, 2012  7

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 (Unaudited)

9

Notes to the Consolidated Financial Statements (Unaudited)

10

Wellness Center USA, Inc.
Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)

ASSETS
Current Assets
Cash	$46,937	$116,204
Accounts receivable	3,593	4,200
Inventories	439,282	-
Prepayments and other current assets	176,976	-
Total Current Assets	666,788	120,404

Property and Equipment
Property and equipment	117,805	101,207
Accumulated depreciation	(33,414)	(9,933)
Property and equipment, net	84,391	91,274

Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(625)	(438)
Exclusive licenses, net	4,375	4,562

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(102,184)	(11,437)
Acquired technologies, net	2,317,816	2,408,563

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(61,663)	(9,166)
Non-compete agreements, net	178,337	230,834

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(86,209)	(9,538)
Trademarks, net	653,791	730,462

Website Development Cost
Website development cost	22,809	17,809
Accumulated amortization	(7,344)	(2,898)
Website development cost, net	15,465	14,911

Other Assets
Goodwill	4,584,648	4,584,648
Security deposits	38,699	38,699

Total other assets	4,623,347	4,623,347

Total Assets	$8,544,310	$8,224,357

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$557,579	$293,721
Accrued interest - related parties	8,585	4,617
Accrued payroll - officers	148,019	53,825
Accrued warranty	12,000	12,000
Credit cards payable	91,437	105,322
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	278,909
Customer deposits	25,000	25,000
Note payable	-	20,000
Note payable - related party	37,139	37,139
Convertible note payable - stockholder	136,000	58,000
Sales tax payable	-	2,940
Accrued expenses and other current liabilities	98,718	18,544
Total Current Liabilities	1,350,576	921,380

Non-Current Liabilities
Deferred rent, net of current portion	20,840	29,362
Long-term notes payable - Officers	167,295	195,308
Total Non-Current Liabilities	188,135	224,670

Total Liabilities	1,538,711	1,146,050

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized; 40,124,201 and 30,978,237 shares issued and outstanding, respectively
	40,124	30,978
Additional paid-in capital	9,625,244	7,604,440
Accumulated deficit	(2,659,769)	(557,111)
Total Stockholders' Equity	7,005,599	7,078,307

Total Liabilities and Stockholders' Equity	$8,544,310	$8,224,357

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$175,035	$77,157	$1,187	$87

COST OF GOODS SOLD	1,770	1,770	837	-

GROSS MARGIN	173,265	75,387	350	87

OPERATING EXPENSES:
Consulting fees	569,075	(38,220)	22,066	17,316
Professional fees	213,045	52,693	59,181	16,954
Rent expenses - related party	18,910	6,512	18,912	4,142
Rent expense	130,113	40,605	-	-
Research and development	6,394	3,475	-	-
Salaries - officers	487,600	153,946	-	-
Salaries - others	129,951	44,611	-	-
Selling expenses	65,836	29,037	-	-
General and administrative expenses	546,995	243,879	36,924	25,365

Total operating expenses	2,167,919	536,538	137,083	63,777

LOSS FROM OPERATIONS	(1,994,654)	(461,151)	(136,733)	(63,690)

OTHER (INCOME) EXPENSE:
Financing cost	91,630	91,630	-	-
Interest expense	6,286	2,000	-	-
Interest expense - related party	3,968	1,296	-	-
Other (income) expense	6,120	2,016	-	-

Other (income) expense, net	108,004	96,942	-	-

LOSS BEFORE INCOME TAX PROVISION	(2,102,658)	(558,093)	(136,733)	(63,690)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,102,658)	$(558,093)	$(136,733)	$(63,690)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.06)	$(0.01)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	35,786,670	39,867,487	15,122,726	15,035,821

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended June 30, 2013
(Unaudited)
	Common Stock,
	Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, September 30, 2011	15,030,000	$15,030	$58	$(152,226)	$(137,138)
Issuance of common shares and warrants for cash at $0.50 per unit on March 08, 2012	95,000	95	47,405	-	47,500
Issuance of common shares and warrants for cash at $0.75 per unit on March 15, 2012	75,000	75	56,175	-	56,250
Issuance of common shares and warrants for cash at $1.10 per unit on April 19, 2012	14,545	15	15,985	-	16,000
Issuance of common shares and warrants for cash at $1.10 per unit on May 9, 2012	9,091	9	9,991	-	10,000
Issuance of common shares and warrants for cash at $1.10 per unit on May 14, 2012	18,182	18	19,982	-	20,000
Issuance of common shares and warrants for cash at $1.10 per unit on May 21, 2012	20,000	20	21,980	-	22,000
Issuance of common shares and warrants for cash at $1.10 per unit on May 22, 2012	10,000	10	10,990	-	11,000
Issuance of common shares and warrants for cash at $1.10 per unit on May 25, 2012	82,955	83	91,167	-	91,250
Common shares issued to consultant for future services on March 13, 2012 earned during the interim period June 30, 2012 valued at $1.10 per share	12,500	12	13,738	-	13,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended June 30, 2012 valued at $1.10 per share			3,565	-	3,565
Issuance of common shares on August 2, 2012 for the acquisition of CNS Wellness Florida, LLC	7,300,000	7,300	3,092,700	-	3,100,000
Issuance of common shares on August 24, 2012 for the acquisition of Psoria Shield, Inc.	7,686,797	7,687	4,097,313	-	4,105,000
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.38 per share	35,000	35	13,265	-	13,300
Issuance of common shares and warrants for cash at $0.30 per share on September 25, 2012	336,667	337	100,663	-	101,000
Exercise of warrants with exercise price of $0.01 per share on September 25, 2012	240,000	240	2,160	-	2,400
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $0.30 per share	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended September 30, 2012 valued at $1.10 per share	-	-	3,565	-	3,565
Net loss	-	-	-	(404,885)	(404,885)
Balance, September 30, 2012	30,978,237	30,978	7,604,440	(557,111)	7,078,307
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500
Common shares issued to an IR firm for services on September 17, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600
Issuance of common shares for cash at $0.10 per share on November 29, 2012	1,447,550	1,448	143,307	-	144,755
Conversion of accrued interest to the common shares at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250
Issuance of common shares and warrants for cash at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300
Exercise of warrants with exercise price of $0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $0.30 per share	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $1.10 per share	-	-	3,566	-	3,566
Issuance of common shares for IR services on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000

(Continued)

Issuance of warrants for IR services on February 26, 2013 valued at $0.30 per share			47,490	-	47,490
Issuance of common shares for financing services on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000
Issuance of warrants for financing services on March 17, 2013 valued at $0.30 per share			63,080	-	63,080
Issuance of common shares and warrants for cash at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981
Exercise of warrants with an exercise price of $0.01 per share	80,000	80	720	-	800
Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended	12,500	12	3,738	-	3,750
Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $1.10 per share	-	-	3,570	-	3,570
Common shares issued for consulting services on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000
Common shares issued for charitable contribution on April 9, 2013 valued at $0.30 per share	30,000	30	8,970	-	9,000
Issuance of warrants for financing services on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289
Cashless exercise of warrants with exercise price of $0.30 exercised on April 19, 2013	59,201	59	17,701	-	17,760
Cashless exercise of warrants exercised on April 19, 2013	(14,558)	(15)	(17,745)	-	(17,760)
Exercise of warrants with an exercise price of $0.01 per share	100,000	100	900	-	1,000
Issuance of common shares and warrants for cash at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000
Exercise of warrants with an exercise price of $0.45 per share exercised on May 29, 2013	100,001	100	44,900	-	45,000
Issuance of common shares and warrants for cash	601,668	602	179,897	-	180,499
Net loss	-	-	-	(2,102,658)	(2,102,658)
Balance, June 30, 2013	40,124,201	$40,124	$9,625,244	$(2,659,769)	$7,005,599

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,102,658)	$(136,733)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	462,190	13,750
Warrants and options issued for compensation and services	126,994	3,566
Depreciation expense	23,481	309
Amortization expense	224,548	1,402
Changes in operating assets and liabilities:
Inventories	(439,282)	-
Prepayments and other current assets	(176,976)	-
Accounts payable	274,358	180
Accrued interest - related party	3,968	-
Accrued salary - officers	94,194	-
Credit cards payable	(13,885)	-
Deferred rent	(8,522)	-
Sales tax payable	(2,940)	-
Accrued expenses and other current liabilities	75,174	(2,650)

Net cash used in operating activities	(1,458,749)	(120,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,598)	(642)
Investment in website development costs	(5,000)	(17,809)

Net cash used in investing activities	(21,598)	(18,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related parties	(54,173)	(98,500)
Proceeds from convertible notes payable - stockholder	78,000	-
Repayment of long-term notes payable	(33,513)	-
Proceeds from sale of common stock and warrants	1,376,196	274,000
Proceeds from exercise of warrants	64,570	-

Net cash provided by financing activities	1,411,080	175,500

NET CHANGE IN CASH	(69,267)	36,873

Cash at beginning of the period	116,204	175

Cash at end of the period	$46,937	$37,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated on June 30, 2010 under the laws of the State of Nevada. The Company initially engages in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc. the Company currently operates in three (3) business segments (i) Nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology.

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

The consolidated financial statements include all accounts of the Company as of June 30, 2013 and 2012 and for the interim periods then ended, all accounts of CNS and PSI as of June 30, 2013 and for the interim period then ended.

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

There was no bad debt expense for the interim period ended June 30, 2013 or 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2013 or September 30, 2012.

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

Leasehold improvements

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended June 30, 2013	For the Interim Period Ended June 30, 2012

Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible to common shares at $0.30 per share	193,334	-

Warrants issuable contingent upon conversion of convertible note payable of $58,000 issued on August 17, 2012 with an exercise price of $0.45 per share	193,334	-

Convertible note payable of $50,000 issued on October,11, 2012 convertible to common shares at $0.30 per share	166,666	-

Warrants issuable contingent upon conversion of convertible note payable of $50,000 issued on October 11, 2012 with an exercise price of $0.45 per share	166,666	-

Convertible note payable of $8,000 issued on February 8, 2013 convertible to common shares at $0.30 per share	26,667	-

Warrants issuable contingent upon conversion of convertible note payable of $8,000 issued on February 8, 2013 with an exercise price of $0.45 per share	26,667	-

Convertible note payable of $20,000 issued on June 28, 2013 convertible to common shares at $0.30 per share	66,667	-

Warrants issuable contingent upon conversion of convertible note payable of $20,000 issued on June 28, 2013 with an exercise price of $0.45 per share	66,667	-

Sub-total: convertible notes payable shares and related warrant shares	906,668	-

Stock Option Shares

Stock options issued on June 30, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	-

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	-

Sub-total: Stock option shares	3,250,000	1,850,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,521,334	4,718,334

Warrants issued on November 30 , 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	-

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	-

Warrants issued on February 27, 2013 and March 26, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	-

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	-

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	-

Warrants issued on May 9, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	40,000	-

Sub-total: Warrant shares	10,112,043	7,113,107

Total potentially outstanding dilutive common shares	14,268,711	8,963,107

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to PSI acquisition	22,667,273	74.7%

WCUI's common shares issued to the stockholders of PSI for the acquisition of all of the issued and outstanding common stock of PSI upon acquisition of PSI	7,686,797	25.3%

	30,354,070	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to PSI acquisition	5	83.3%

The members of the board of directors from PSI upon acquisition of PSI	1	16.7%

	6	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to PSI acquisition	1	100.0%

Senior management from PSI upon acquisition of PSI	-	-%

	1	100.0%

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

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the PSI based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,413	$-	$11,413

Inventories	12,694		12,694

Property and equipment	80,956		80,956

Exclusive licenses	4,562		4,562

Trademark - Psoria-Shield	-	210,000	210,000

Trademark - Psoria-light	-	420,000	420,000

Acquired technology	-	2,095,000	2,095,000

Non-compete agreement	-	120,000	120,000

Goodwill	456,603	1,260,000	1,716,603

Security deposits	1,760		1,760

Accounts payable	(161,821)		(161,821)

Credit cards payable	(42,198)		(42,198)

Customer deposits	(25,000)		(25,000)

Accrued warranty	(9,600)		(9,600)

Current portion of long-term payable	(72,653)		(72,653)

Loan payable	(20,000)		(20,000)

Advances from stockholders	(233,994)		(233,994)

Total	-	4,105,000	4,105,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$4,105,000	$4,105,000

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

Auto	3	$15,000	$-

Computer equipment	5	12,112	12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	16,239	14,841

Software	3	32,276	32,276

		117,805	101,207

Less accumulated depreciation and amortization		(33,414)	(9,933)

		$84,391	$91,274

(i)

Depreciation and Amortization Expense

Depreciation and amortization expenses for the interim period ended June 30, 2013 and 2012 was $23,481 and $309, respectively.

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

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

Summary of Exclusive Licenses

Exclusive licenses, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

Exclusive licenses	18	$5,000	$5,000

Less accumulated amortization		(625)	(438)

		$4,375	$4,562

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 and 2012 was $187 and $0, respectively.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(14,894)	(2,708)

		310,106	322,292

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(87,290)	(8,729)

		2,007,710	2,086,271

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(102,184)	(11,437)

		$2,317,816	$2,408,563

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 was $90,747.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

CNS

Non-Compete agreements	3	$120,000	$120,000

Accumulated amortization		(36,663)	(6,666)

		83,337	113,334

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(25,000)	(2,500)

		95,000	117,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(61,663)	(9,166)

		$178,337	$230,834

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 was $52,497.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

CNS

Trademark	9	$110,000	$110,000

Accumulated amortization		(11,209)	(2,038)

		98,701	107,962

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(42,500)	(5,000)

		377,500	415,000

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(32,500)	(2,500)

		177,500	207,500

Total

Trademarks		740,000	740,000

Accumulated amortization		(86,209)	(9,538)

		$653,791	$730,462

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 was $76,671.

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

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	June 30, 2013	September 30, 2012

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(-)	(-)

	2,868,045	2,868,045

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Goodwill	4,584,648	4,584,648

Accumulated impairment	(-)	(-)

	$4,584,648	$4,584,648

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at September 30, 2012.

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

Website development costs	3	$22,809	$17,809

Less accumulated amortization		(7,344)	(2,898)

		$15,465	$14,911

(i)

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 and 2012 was $4,446 and $0, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, substantially exceeded their carrying values at September 30, 2012.

Note 9 – Note Payable

In January, 2012, PSI obtained a loan in the amount of $20,000, from a third party, with a simple interest at 10% per annum, with principal and interest originally due December 31, 2012 which was extended to June 30, 2013. The noted and related accrued interest was fully repaid on April 4, 2013.

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

Note Payable – Related Party

Note payable – related party consisted of the following:

	June 30, 2013	September 30, 2012

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Convertible Notes Payable – Stockholder

Convertible notes payable – stockholder consisted of the following:

	June 30, 2013	September 30, 2012

On August 17, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	$58,000	$58,000

On October 11, 2012 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	50,000	-

On February 8, 2013 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note into the Company’s common shares at $0.30 per share, the closing price of WCUI's common stock on the date of issuance, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	8,000	-

On June 28, 2013 WCUI issued a promissory note to a stockholder, the note is non-interest bearing and due on demand. Pursuant to the terms of the note, the note holder has the option to convert all or any portion of the note into the Company’s common shares at $0.30 per share, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.	20,000	-

	$136,000	$58,000

Long-Term Notes Payable – Officers

	June 30, 2013	September 30, 2012

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

Original amount	$120,886	$120,886

Repayments from inception to date	(20,307)	(-)

Remaining balance	100,579	120,886

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

Original amount	75,322	75,322

Repayments from inception to date	(8,606)	(900)

Remaining balance	66,716	74,422

	$167,295	$195,308

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$5,728

2014	5,728

$11,456

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$36,176

2014	147,958

2015	152,402

$336,536

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$6,420

2014	6,420

$12,840

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

Between May 21, 2012 and May 25, 2012 the Company issued (i) 112,955 shares of its common stock and (ii) warrants to purchase 112,955 shares of common stock with an exercise price of $2.31 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $124,251, $ 91,200 ($0.81 per common share) and $ 33,051 ($0.29 per warrant share) of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

During the quarter ended March 31, 2013 the Company sold 3,096,603 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.45 per share, expiring five (5) years from the date of issuance, at $0.30 per unit or $928,980; $651,216 ($0.21 per common share) and $277,764 ($0.09 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the quarter ended March 31, 2013, warrants to purchase 80,000 shares with an exercise price of $0.01 per share were exercised by shareholders for an aggregate of $800 in cash.

During the quarter ended June 30, 2013 the Company sold 601,668 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.45 per share, expiring five (5) years from the date of issuance, at $0.30 per unit or $180,500; $126,109 ($0.21 per common share) and $53,789 ($0.09 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On May 9, 2013 the Company sold 40,000 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $1.00 per share, expiring five (5) years from the date of issuance, at $0.50 per unit or $20,000; $14,740 ($0.37 per common share) and $5,220 ($0.13 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On April 19, 2013, the placement agent exercised its warrant to purchase 59,201 shares of the Company’s common stock with an exercise price of $0.30 per share, on a cashless basis, per the placement agent agreement, and the Company issued 44,643 shares of its common stock to the placement agent.

On May 7, 2013, warrants to purchase 100,000 shares with an exercise price of $0.01 per share were exercised by a shareholder for $1,000 in cash.

On May 29, 2013, warrants to purchase 100,001 shares with an exercise price of $0.45 per share were exercised by a shareholder for $45,000 in cash.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with a Consultant (the "Consultant”) for a period of one (1) year from the date of signing whereby the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of nonperformance by the Consultant. Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, then PPM price, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended December 31, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended March 31, 2013, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,570.

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

On September 11, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for the services, the Company would pay the consultant monthly for four (4) terms: (i) cash of $8,000 each month for the first term of three (3) months; grant 35,000 common shares monthly for the first term of three (3) months to the Consultant. (ii) cash of $10,000 each month for the second term of three (3) months; grant 30,000 common shares monthly for the second term of three (3) months. (iii) cash of $17,000 each month for the third term of three (3) months; grant 25,000 common shares monthly for the third term of three (3)  months. (iv) cash of $20,000 each month for the fourth term of three (3) months; grant 20,000 common shares monthly for the fourth term of three (3) months. For the quarter ended September 30, 2012, the Company paid $8,000 in cash and issued 35,000 common shares valued at $0.38 per share, or $13,300. On October 15, 2012 the Consultant and the Company agreed to terminate the Consulting Agreement. For the period from October 1, 2012 through October 15, 2012, the Company did not pay any cash to the Consultant and issued 70,000 common shares in aggregate which were valued at $0.43 per share, or $30,100.

On October 26, 2012, the Company entered into a Placement Agreement ("Placement Agreement") with Security Research Associates, Inc. ("SRA" or the "Placement Agent")) that SRA was engaged during the engagement period commencing on the date of this Placement Agreement and ending on the earlier to occur of May 31, 2013 or the termination of this Agreement (“Engagement Period”), as exclusive placement agent on a "best-efforts" basis in connection with a proposed private placement of securities to be issued by the Company in accordance with the proposed terms. The Company agrees to pay to SRA a transaction fee (the "Transaction Fee") consisting of (i) 8% (eight percent) of the gross proceeds from the Financing received by the Company from all investors (the "Investors"), and (ii) 5 year Warrants (the "Warrant") to acquire a number of shares of the Company's Common Shares equal to 8% (eight percent) of the aggregate gross proceeds from the Financing received by the Company divided by the effective price per share of the Company's common shares paid by all of the Investors in the Financing received by the Company at closing (the "SRA Warrants"). The Transaction Fee shall be payable with respect to any Financing consummated during the Engagement Period and also with respect to any similar financing consummated within 12 months of the end of the Engagement Period. The SRA Warrants issued by the Company pursuant to this Placement Agreement will have an exercise price which will be the same as the price of such warrants issued to the Investors in the Financing. SRA Warrants issued pursuant to the Placement Agreement shall have piggyback registration rights, will include customary adjustments in the event of stock dividends and/or stock splits, reclassifications, reorganizations and/or business combinations involving the Company, will have a "cashless exercise" provision and, in the event Investors receive warrants, will contain such additional rights as are contained in the warrants issued to the Investors. On April 19, 2013, the Company issued a warrant to purchase 59,201 shares of the Company’s common stock with an exercise price of $0.30 per share to the Placement Agent. The Company estimated the relative fair value of the warrant at $9,289 at the date of issuance using the Black-Scholes Option Pricing Model. The Placement Agent exercised its warrant to purchase 59,201 shares of the Company’s common stock, on a cashless basis, on April 19, 2013, and the Company issued 44,643 shares of its common stock to the Placement Agent pursuant to the Placement Agreement.

On February 26, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement"), with a Consultant (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 in cash; and (ii) grant (a) 550,000 shares of its common stock and (b) an option to purchase 300,000 shares of common stock with an exercise price of $0.30 per share, expiring five (5) years from the date of issuance, to the Consultant. The Company ratably recognizes the $20,000 payment in cash over the term of the Consulting Agreement.  550,000 common shares were valued at $0.30 per share, the PPM price, or $165,000, and the option to purchase 300,000 shares of common stock were valued at $47,490, or $212,490 in aggregate, all of which were expensed as consulting fees upon signing of the agreement as these common shares and warrants were issued upon signing the agreement and are fully vested and non-forfeitable.

On March 17, 2013, the Company entered into a Financing Service agreement (the "Financing Service Agreement"), with a Consultant (the "Consultant”). Under the terms and conditions of the Financing Service Agreement, the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would grant (i) 600,000 shares of its common stock and (ii) an option to purchase 400,000 shares of its common stock with an exercise price of $0.30 per share expiring five (5) years from the date of issuance to the Consultant.  600,000 common shares were valued at $0.30 per share, the PPM price, or $180,000 and the option to purchase 400,000 shares of common stock were valued at $63,080, or $243,080 in aggregate, all of which were expensed as consulting fees upon signing of the agreement as these common shares and warrants are issued upon signing the agreement and are fully vested and non-forfeitable.

On April 9, 2013, the Company issued 50,000 shares of its common stock to a consultant for consulting services. These fully vested and non-forfeitable shares were valued at $0.30 per share, the PPM price, or $15,000, all of which were expensed as consulting fees.

On April 9, 2013, the Company issued 30,000 shares of its common stock to a foundation. These fully vested and non-forfeitable shares were valued at $0.30 per share, the PPM price, or $9,000, which were recorded as charitable contribution.

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

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

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

The estimated fair value of the stock options was $14,265 on the date of grant, of which $3,566 were amortized on a quarterly basis over the term of the period of service.

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

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2013	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Vested and exercisable, June 30, 2013	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		2.00	$0.01	1,600,000	2.00	$0.01

$0.01	200,000	.	2.37	0.01	200,000	2.37	0.01

$0.44	50,000		3.70	0.44	12,500	3.70	0.44

$1.00	750,000		7.45	1.00	750,000	7.45	1.00

$2.00	650,000		8.65	2.00	650,000	8.65	2.00

$0.01 - 2.00	3,250,000		4.64	$0.64	3,212,500	4.64	$0.64

As of June 30, 2013, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

The estimated relative fair value of the warrants was $44,452 at the date of issuance using the Black-Scholes Option Pricing Model.

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

The estimated relative fair value of the warrants was $46,112 at the date of issuance using the Black-Scholes Option Pricing Model.

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

The estimated relative fair value of the warrants was $31,411 at the date of issuance using the Black-Scholes Option Pricing Model.

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

The estimated relative fair value of the warrants was $47,514 at the date of issuance using the Black-Scholes Option Pricing Model.

February and March 2013 Issuance

On February 26, 2013 and March 17, 2013, the Company issued warrants to purchase 300,000 shares and 400,000 shares, or 700,000 shares in aggregate, of the Company’s common stock to consultants for future services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.

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

The estimated fair value of the warrants was $47,490 and $63,080, or $110,570 in aggregate, on the date of grant using the Black-Scholes Option Pricing Model.

March 2013 Issuances

In March 2013, the Company issued warrants to purchase 3,096,603 shares, in aggregate, of the Company’s common stock to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

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

The estimated relative fair value of the warrants was $277,764 at the date of issuance using the Black-Scholes Option Pricing Model.

April 2013 Issuance

On April 19, 2013, the Company issued warrants to purchase 601,668 shares of the Company’s common stock to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.

The estimated fair value of the warrants was valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 19, 2013

Expected life (year)	5

Expected volatility (*)	62.35%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.72%

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

The estimated fair value of the warrants was $53,789 on the date of grant using the Black-Scholes Option Pricing Model.

May 2013 Issuances

In May 9, 2013, the Company issued warrants to purchase 40,000 shares, in aggregate, of the Company’s common stock to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

May 9, 2013

Expected life (year)	5

Expected volatility (*)	62.08%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.75%

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

The estimated relative fair value of the warrants was $5,220 at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	5,018,471	0.30 -1.00	0.43	504,147	-

Canceled	-	-	-	-	-

Exercised	(2,116,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2013	10,112,043	$0.01 - 2.31	$0.28	$626,160	$-

Earned and exercisable, June 30, 2013	10,112,043	$0.01 - 2.31	$0.28	$626,160	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	10,112,043	3.63	$0.28	10,112,043	3.63	$0.28

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segments

	June 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
ASSETS
Current Assets
Cash	39,470	15,178	(7,711)	-	46,937
Accounts receivable	-	3,593		-	3,593
Inventories	-	-	439,282	-	439,282
Prepayments and other current assets	176,560	-	416	-	176,976

Total Current Assets	216,030	18,771	431,987	-	666,788

Property and Equipment
Property and equipment	18,390	18,459	80,956	-	117,805
Accumulated depreciation	(1,685)	(8,079)	(23,650)	-	(33,414)

Property and equipment, net	16,705	10,380	57,306	-	84,391

Exclusive Licenses
Exclusive licenses	-	-	5,000	-	5,000
Accumulated amortization	-	-	(625)	-	(625)

Exclusive licenses, net	-	-	4,375	-	4,375

Acquired Technologies
Acquired technologies - CNS	-	325,000	-	-	325,000
Acquired technologies - PSI	-	-	2,095,000	-	2,095,000
Accumulated amortization - CNS	-	(14,894)	-	-	(14,894)
Accumulated amortization - PSI	-	-	(87,290)	-	(87,290)

Acquired technologies, net	-	310,106	2,007,710	-	2,317,816

Non-Compete Agreements
Non-compete Agreement - CNS	-	120,000	-	-	120,000
Non-compete Agreement - PSI	-	-	120,000	-	120,000
Accumulated amortization - CNS	-	(36,663)	-	-	(36,663)
Accumulated amortization - PSI	-	-	(25,000)	-	(25,000)

Non-compete agreements, net	-	83,337	95,000	-	178,337

Trademarks
Trade Mark:TM - CNS	-	110,000	-	-	110,000
Trade Mark:TM - PL	-	-	420,000	-	420,000
Trade Mark:TM - PS	-	-	210,000	-	210,000
Accumulated amortization - CNS	-	(11,209)	-	-	(11,209)
Accumulated amortization - PL	-	-	(42,500)	-	(42,500)
Accumulated amortization - PS	-	-	(32,500)	-	(32,500)

Trademarks, net	-	98,791	555,000	-	653,791

Website Development Cost
Website development cost	22,809	-	-	-	22,809
Accumulated amortization	(7,344)	-	-	-	(7,344)

Website development cost, net	15,465	-	-	-	15,465

Other Assets
Goodwill - CNS	-	2,868,045	-	-	2,868,045
Goodwill - PSI	-	-	1,716,603	-	1,716,603
Security deposits	-	36,939	1,760	-	38,699

Total other assets	-	2,904,984	1,718,363	-	4,623,347

Total Assets	248,200	3,426,369	4,869,741	-	8,544,310

Wellness Center USA, Inc.

Operations By Segments

	For the Nine Months
	Ended
	June 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	173,489	-	1,546	175,035

COST OF GOODS SOLD	-	-	-	1,770	1,770

GROSS MARGIN	-	173,489	-	(224)	173,265

OPERATING EXPENSES:
Consulting fees	569,075	-	-	-	569,075
Professional fees	196,516	-	16,529	-	213,045
Rent expenses – Related party	18,910	-	-	-	18,910
Rent expenses	-	104,433	25,680	-	130,113
Research and development	-	-	6,394	-	6,394
Salaries – officers	150,000	225,000	112,600	-	487,600
Salaries – others	-	101,105	28,846	-	129,951
Selling expenses	-	7,695	58,141	-	65,836
General and administrative expenses	342,920	79,207	124,868	-	546,995

Total operating expenses	1,277,421	517,440	373,058	-	2,167,919

LOSS FROM OPERATIONS	(1,277,421)	(343,951)	(373,058)	(224)	(1,994,654)

OTHER (INCOME) EXPENSE:
Financing cost	91,630	-	-	-	91,630
Interest expense	1,250	-	5,036	-	6,286
Interest expense – related party	-	3,968	-	-	3,968
Other (income) expense	-	6,120	-	-	6,120

Other (income) expense, net	92,880	10,088	5,036	-	108,004

LOSS BEFORE INCOME TAX PROVISION	(1,370,301)	(354,039)	(378,094)	(224)	(2,102,658)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(1,370,301)	(354,039)	(378,094)	(224)	(2,102,658)

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

The pro forma financial information is as follows:

Wellness Center USA, Inc.

Pro Forma Combined Statements of Operations

		Pro Forma
	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2013	June 30, 2012
NET REVENUES	$175,035	$315,727

COST OF GOODS SOLD	1,770	60,126

GROSS MARGIN	173,265	255,601

OPERATING EXPENSES:
Consulting fees	569,075	22,066
Professional fees	213,045	356,608
Rent expenses - Related party	18,910	18,912
Rent expenses	130,113	133,313
Research and development	6,394	70,284
Salaries - officers	487,600	61,000
Salaries - others	129,951	627,153
Selling expenses	65,836	188,243
General and administrative expenses	546,995	567,562

Total operating expenses	2,167,919	2,045,141

LOSS FROM OPERATIONS	(1,994,654)	(1,789,540)

OTHER (INCOME) EXPENSE:
Financing cost	91,630	-
Interest income	-	-
Interest expense	6,286	6,981
Interest expense - related party	3,968	1,394
Other (income) expense	6,120	6,983

Other (income) expense, net	108,004	15,358

LOSS BEFORE INCOME TAX PROVISION	(2,102,658)	(1,804,898)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,102,658)	$(1,804,898)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.06)	$(0.06)
Net loss per common share - diluted	$(0.06)	$(0.06)

Weighted Average Common Shares Outstanding - basic and diluted	35,786,670	30,109,523
Weighted Average Common Shares Outstanding - diluted	35,786,670	30,109,523

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this Quarterly Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur as projected.

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

Treatment of Brain-Based Behavioral Health Disorders - CNS

On August 2, 2012, we consummated the acquisition of all of the issued and outstanding limited liability membership interests in CNS. CNS is now operated as a wholly-owned subsidiary of the Company, with four (4) full-time and five (5) part-time employees.   We believe that CNS’ operations and services will provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to mental health and well-being.

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

Distribution of Targeted Ultra Violet ("UV") Phototherapy Devices for Dermatology - PSI

On August 24, 2012, we consummated the acquisition of all of the issued and outstanding shares of stock in PSI. PSI is now operated as a wholly-owned subsidiary of the Company, with five (5) full-time employees, five (5) part-time employees and several independent contractors.   We believe that PSI’s operations and services will provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to Ultra Violet (UV) phototherapy treatment of skin diseases.

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

Results of Operations

For the Nine Months Ended June 30, 2013

The Company commenced operations in August, 2012 upon acquisitions of CNS and PSI. For the nine months ended June 30, 2013, we earned $175,035 in revenues, incurred $1,770 in cost of revenues, resulting $173,265 in gross margin. We expended $569,075, $213,045, $149,023, $6,394, $617,551, $65,836 and $546,995 in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had a net loss from operations of $1,994,654 for the nine months ended June 30, 2013.

For the Three Months Ended June 30, 2013

The Company commenced operations in August, 2012 upon acquisitions of CNS and PSI. For the three months ended June 30, 2013, we earned $77,157 in revenues, incurred $1,770 in cost of revenues, resulting $75,387 in gross margin. We expended $(38,220), $52,693, $47,117, $3,475, $198,557, $29,037 and $243,879 in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had a net loss from operations of $461,151 for the three months ended June 30, 2013.

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

The detailed segment information of the Company is as follows:

	For the Nine Months
	Ended
	June 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
NET REVENUES	-	173,489	-	1,546	175,035

COST OF GOODS SOLD	-	-	-	1,770	1,770

GROSS MARGIN	-	173,489	-	(224)	173,265

OPERATING EXPENSES:
Consulting fees	569,075	-			569,075
Professional fees	196,516	-	16,529	-	213,045
Rent expenses – Related party	18,910	-	-	-	18,910
Rent expenses	-	104,433	25,680	-	130,113
Research and development	-	-	6,394	-	6,394
Salaries – officers	150,000	225,000	112,600	-	487,600
Salaries – others	-	101,105	28,846	-	129,951
Selling expenses	-	7,695	58,141	-	65,836
General and administrative expenses	342,920	79,207	124,868	-	546,995

Total operating expenses	1,277,421	517,440	373,058	-	2,167,919

LOSS FROM OPERATIONS	(1,277,421)	(343,951)	(373,058)	(224)	(1,994,654)

OTHER (INCOME) EXPENSE:
Financing cost	91,630	-	-	-	91,630
Interest expense	1,250	-	5,036	-	6,286
Interest expense – related party	-	3,968	-	-	3,968
Other (income) expense	-	6,120	-	-	6,120

Other (income) expense, net	92,880	10,088	5,036	-	108,004

LOSS BEFORE INCOME TAX PROVISION	(1,370,301)	(354,039)	(378,094)	(224)	(2,102,658)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(1,370,301)	(354,039)	(378,094)	(224)	(2,102,658)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of June 30, 2013, our cash balance was $46,937. The management estimated that our current monthly burn rate is approximately $117,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended June 30, 2013 we raised $78,000 and $1,376,196 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Employees

We currently employ our executive officers, four (4) full-time and five (5) part-time employees within CNS, five (5) full-time employees and five (5) part-time employees within PSI.  We have employment agreements with Mr. Lambos, Mr. Hannouche, Mr. Johnson, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 16, 2013.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended June 30, 2013.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2013 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: August 19, 2013	By:	/s/ Andrew J. Kandalepas
Andrew J. Kandalepas
Chairman, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints severally Andrew J. Kandalepas, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Quarterly Report on Form 10-Q, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	August 19, 2013
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	August 19, 2013
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	August 19, 2013
Evan T. Manolis

/s/ William A. Lambos	President of CNS and Director	August 19, 2013
William A. Lambos

/s/ Peter A. Hannouche	CEO of CNS and Director	August 19, 2013
Peter A. Hannouche

/s/ Scot L. Johnson	President of PSI and Director	August 19, 2013
Scot L. Johnson