Form 10-K
period 2013-09-30
Wellness Center USA, Inc.
filed 2014-01-14
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended March 31, 2013: $27,459,057.

As of January 10, 2014, the registrant had 45,110,670 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

Background.

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010.  Since that date, we have been engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and have expanded into additional businesses within the healthcare and medical sectors through two acquisitions, CNS-Wellness LLC (“CNS”), and Psoria-Shield Inc. (“PSI”). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others.

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

CNS services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues.  CNS has serviced approximately 617 clients since commencement of operations in 2009.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

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

Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and PSI has serviced approximately 200 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Our assumptions regarding CNS and PSI may prove to be erroneous.  Each company is a small development stage company with a limited operating history. Each is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful, or that their respective products and services will be favorably perceived and accepted by our assumed potential client populations in the Tampa Bay-area or anywhere else.  CNS’ services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but it has serviced approximately 617 clients since commencement of operations in 2009.   PSI’s Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but it has serviced approximately 200 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

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

·

the perceived advantages or disadvantages of CNS treatments compared to other alternative treatments and devices;

·

the safety and efficacy of the treatments;

·

the availability and success of other alternative treatments and devices;

·

the price of the treatments relative to alternative treatments and devices; and

·

our success in building an effective sales and marketing team and the effectiveness of our marketing strategies.

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

CNS’ services appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and it has serviced approximately 617 clients since commencement of operations in 2009.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that CNS’ modalities will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

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

Psoria-Light treatments appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but PSI has serviced approximately 200 clients since PSI started to sell the device in January 2012.  There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that Psoria-Light treatments will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

WE RELY UPON CNS AND PSI PERSONNEL TO OPERATE THEIR RESPECTIVE BUSINESSES AND THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We rely upon CNS’s current executive management team to operate CNS’ business. The CNS management team currently includes William A. Lambos and Peter A. Hannouche. These two individuals founded CNS, developed its operation and business plans, serve as its principal executive officers, and manage all aspects of the business. Although we have employment agreements with Mr. Lambos and Mr. Hannouche, we cannot guarantee that either of them will remain affiliated with us.

We rely upon PSI’s current executive management to operate PSI’s business. PSI’s executive management currently consists of Scot L. Johnson.  Mr. Johnson founded PSI, developed its operation and business plans, and serves as its principal executive officer, and manages all aspects of the business. Although we have an employment agreement with Mr. Johnson, we cannot guarantee that he will remain affiliated with us.

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

•

lack of day-to-day control over the activities of third-party distributors;

•

third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;

•

third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and

•

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

No patents have been issued for any CNS products or methods, or any of the technology associated with such products, and we cannot guarantee that any patents will be issued for such products or any of the technology associated with such products.  PSI was issued one patent on its Psoria-Light technology on July 9th 2013, US 8,481,982, covering a unique patient safety feature.  No other patents have been issued for PSI products or methods, or any of the other technology associated with such products, and we cannot guarantee that any other patents will be issued for such products or any of the technology associated with such products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  The Company has six directors with two (2) of whom are independent; accordingly, we cannot establish board committees with independent members to oversee certain functions such as compensation or audit issues for internal control and reporting purposes.  Until we have a majority of our board of directors being independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability of shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our shareholders.

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

ITEM 2.

PROPERTIES

Our principal executive offices are located at 1014 E. Algonquin Road, Suite 111, Schaumburg, Illinois 60173. Our telephone number is (847)-925-1885.  We occupy the office space pursuant to a sub-lease executed as of December 20, 2010 for a period of one year expiring December 31, 2011, with the base rent of $1,909.50 per month, which has been subsequently extended through December 31, 2014 with the same terms and conditions.   The sub-lease is with a related party.

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

PSI offices are located at 6408 West Linebaugh Avenue, Suite 103, Tampa, Florida 33625.   PSI’s telephone number is (866) 725-0969.  In January, 2011 PSI occupied both Suites 103 and 104 pursuant to a lease executed by PSI which was extended through January, 2013, with monthly base rent of $3,000, which was subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses.  The combined suites comprised a total of approximately 3,050 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room. In January 2013 PSI renewed the lease to only occupy Suite 103, with monthly base rent of $2,000, which was subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses.  The Suite 103 comprised approximately 2,000 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room.

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

Not applicable.

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

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2013 there were 44,657,337 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Company does not have any Preferred Stock authorized.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

March 2012 Issuances

In March 2012, the Company issued (i) warrants to purchase 265,000 shares, in the aggregate, of the Company’s common stock to the investors with exercise prices ranging from $0.50 to $0.75 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

Significant terms of the warrants include Section (F) anti-dilution provisions and (G) piggy-back registration rights which are presented in the Notes to the Consolidated Financial Statements (see Note12 of the audited consolidated financial statements included herein). These terms apply to all other warrants hereinafter described.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $5,220 at the date of issuance using the Black-Scholes Option Pricing Model.

August 2013 Issuances

On August, 2013, the Company issued warrants to purchase 4,371,250 shares, in aggregate, consisting of 4,121,250 warrants with an exercise price of $0.75 per share and 250,000 warrants with an exercise price of $0.40 per share expiring five (5) years from the date of issuance.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

August 15, 2013
Expected life (year)	5

Expected volatility (*)	61.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $662,992 at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 -1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Earned and exercisable, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,396,293	3.84	$0.42	14,396,293	3.84	$0.28

Options

2010 Non-Qualified Stock Option Plan (“2010 Option Plan”)

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s board of directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent.  The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  The number of shares to be received upon the exercise of an option and the exercise price to be paid for a share may be adjusted from time to time as provided in Section 7 of the plan, which is presented in the Notes to the Consolidated Financial Statements (see Note 12 of the audited consolidated financial statements included herein).

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

September 6, 2013 Issuance

On September 6, 2013, the Company issued an option to purchase 10,000 shares of its common stock to the consultant with an exercise price of $0.75 per share for advisory board services.  The option was vested and exercisable upon grant.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

September 6, 2013
Expected life (year)	5

Expected volatility (*)	61.77%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.77%

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

The estimated fair value of the stock options was $1,491 on the date of grant, which are recorded as consulting fees.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Vested and exercisable, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.75	$0.01	1,600,000	1.75	$0.01

$0.01	200,000	.	2.12	0.01	200,000	2.12	0.01

$0.44	50,000		3.45	0.44	50,000	3.45	0.44

$0.75	10,000		5.00	0.75	10,000	5.00	0.75

$1.00	750,000		7.20	1.00	750,000	7.20	1.00

$2.00	650,000		8.40	2.00	650,000	8.40	2.00

$0.01 - 2.00	3,260,000		4.38	$0.64	3,260,000	4.38	$0.64

As of September 30, 2013, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Action Stock Transfer Corp., having an office situated at 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121 and its telephone number is (801) 274-1088.

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

Our consolidated financial statements as of and for the fiscal year ended September 30, 2013 and 2012 are included in this Annual Report in reliance on the report of Li and Company, PC, an independent registered public accounting firm, given on the authority of that firm as experts in auditing and accounting.

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

The Company was incorporated in the state of Nevada on June 30, 2010.   Since that time, we have been engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and have expanded into additional businesses within the healthcare and medical sectors through two acquisitions, CNS-Wellness LLC (“CNS”), and Psoria-Shield Inc. (“PSI”). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others.

CNS

On August 2, 2012, we acquired all of the issued and outstanding limited liability membership interests in CNS. CNS is operated as a wholly-owned subsidiary of the Company, with four full-time and eleven part-time employees.   We believe that CNS’ operations and services provides an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to mental health and well-being.

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

CNS clients have reported very favorable rates of improvement – in many cases two to three (or more) times what is seen in traditional approaches.  Such improvement has been achieved in a matter of weeks or months – a fraction of the time required by existing approaches. These results have been observed without demonstrable harmful side effects or safety issues.   CNS has serviced approximately 617 clients since commencement of operations in 2009. There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

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

PSI

On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is operated as a wholly-owned subsidiary of the Company, with three full-time employees and several independent contractors.   We believe that PSI’s operations and services provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to Ultra Violet (UV) phototherapy treatment of skin diseases.

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

We expect to build upon PSI’s current development and marketing efforts, however, PSI only started to sell the devices since January 2012 with a limited operating history. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions.   Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and PSI has serviced approximately 200 clients since PSI started to sell the device in January 2012. In order for the Company to continue PSI operations it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

Aminofactory.com

Since the CNS and PSI acquisitions, we have focused primarily upon development of CNS and PSI products, services and operations. We have continued limited development of our aminofactory.com web-based online store and expansion of a wider range of nutritional supplements, including customized formulas uniquely tailored to suit an individual’s needs. Customers that log into our site may select an amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, his/her order is placed for processing through our suppliers and generally shipped directly by the supplier to the client within seven business days.

Supplements offered through our website are produced by unaffiliated third party manufacturers and/or product fulfillment suppliers, specializing in nutritional supplement production. Supplements produced for us can be also provided to our competitors by our suppliers and/or manufacturers. However, we are able to specifically select our product portfolio and market it through our website with our custom packaging and pricing, under a supplier or manufacturer’s, or under our own label.

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our nutritional supplement products are subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products are sold. Government regulations may prevent or delay the introduction or require the reformulation of our products.

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

We rely upon CNS’s current executive management team to operate CNS’ business. The CNS management team currently includes William A. Lambos and Peter A. Hannouche. These two individuals founded CNS, developed its operation and business plans, serve as its principal executive officers, and manage all aspects of the business. Although we have employment agreements with Mr. Lambos and Mr. Hannouche, we cannot guarantee that either of them will remain affiliated with us.

We rely upon PSI’s current executive management, Mr. Scot L. Johnson, to operate PSI’s business. Mr. Johnson founded PSI, developed its operation and business plans, serves as its principal executive officer, and manages all aspects of the business. Although we have an employment agreement with Mr. Johnson, we cannot guarantee that he will remain affiliated with us.

Results of Operations

For the Fiscal Year Ended September 30, 2013

The Company commenced operations in August upon acquisitions of CNS and PSI. For the fiscal year ended September 30, 2013 we earned $272,132 in revenues, incurred $3,134 in cost of revenues, resulting $268,998 in gross profit. We expended $689,436, $288,133, $198,782, $9,613, $865,399, $103,679 and $819,699 in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively, resulting in a net operating loss of $2,705,743.

The Company operates in three (3) business segments:

(i)   Patient Services: which it stems from CNS, its wholly-owned subsidiary it acquired on August 2, 2012, a patient service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems;

(ii)  Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 2, 2012, a developer, manufacturer, marketer and distributer of Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases; and

(iii) Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com.

The detailed segment information of the Company is as follows:

The detailed segment information of the Company is as follows:

	For the Fiscal Year
	Ended
	September 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
Revenue
Patient services		269,644	-	-	269,644
Sales		-	-	2,488	2,488

Total revenue	-	269,644	-	2,488	272,132

Cost of goods sold				3,134	3,134

Gross margin	-	269,644	-	(646)	268,998

Operating expenses
Consulting fees	689,436	-	-		689,436
Professional fees	252,674	-	35,459		288,133
Rent expense - related party	24,871	-	-		24,871
Rent expense	-	141,811	32,100		173,911
Research and development	-	-	9,613		9,613
Salaries - officers	200,000	300,000	150,099		650,099
Salaries - others	-	141,498	73,802		215,300
Selling expenses	-	11,567	92,112		103,679
General and administrative expenses	447,675	172,885	199,139		819,699

Total operating expenses	1,614,656	767,761	592,324	-	2,974,741

Loss from operations	(1,614,656)	(498,117)	(592,324)	(646)	(2,705,743)

Other (income) epxense
Financing costs	91,630	-	-		91,630
Interest expense	1,250	-	5,828		7,078
Interest expense - related party	-	4,828	-		4,828
Other (income) expense	-	7,751	-		7,751

Other (income) expense, net	92,880	12,579	5,828	-	111,287

Loss before income tax provision	(1,707,536)	(510,696)	(598,152)	(646)	(2,817,030)

Income tax provision	-	-	-		-

Net loss	(1,707,536)	(510,696)	(598,152)	(646)	(2,817,030)

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted					$(0.08)

Weighted Average Common Shares Outstanding - basic and diluted					37,480,331

Liquidity and Capital Resources

As of September 30, 2013, our cash balance was $499,246 inclusive $409,899 held by WCUI, $75,519 held by CNS and $13,828 held by PSI. The management estimated that our current monthly burn rate to be approximately $185,000 inclusive of $69,000 for WCUI, $49,000 for CNS and $ 67,000 for PSI, respectively. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through private equity transactions or debt financing to fund our daily operations through next 12 months, however no assurance can be given that we will be successful in raising additional capital through private equity transactions or debt financing during the period.  For the Period from October 1, 2012 through September 30, 2013, the Company has raised approximately $2,930,486 through the sale of certain equity units inclusive of one (1) share of our common stock and a warrant to purchase one (1) share of our common stock.  In the event that we are unable to raise sufficient capital through private equity transactions or debt financing we may have to reduce our operating expenses and maintain minimum level of operations.

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

PSI was issued one patent on its Psoria-Light technology on July 9th 2013, US 8,481,982, covering a unique patient safety feature. No other patents have been issued for CNS or PSI products or methods, or any of the other technology associated with such products, and we cannot guarantee that any other patents will be issued for such products or any of the technology associated with such products.

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

Summary of Significant Accounting Policies.

The Company’s significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein).

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.

The Company does not have written documentation of its internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to the Company.  Management evaluated the impact of its failure to have written documentation of its internal controls and procedures on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.

The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control.  Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.

The Company has had, and continues to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls, a misapplication or override of controls, or the lack of any board member with financial expertise.  Management evaluated the impact of the significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our disclosure controls and procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2014 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2014.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Andrew J. Kandalepas	61	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010

Periklis Papadopoulos	50	Director	Nov. 2010

Evan T. Manolis	55	Director, Secretary	Nov. 2010

William A. Lambos, Ph.D.	56	President, Chief Scientific Officer, CNS, Director	August 2012

Peter A. Hannouche	48	Chief Executive Officer, CNS, Director	August 2012

Scot L. Johnson	38	President, Chief Executive Officer, PSI, Director	August 2012

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Andrew J. Kandalepas, Chairman, President and CEO	2013	200,000	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(1)	2010	0	0	3,665,000	1,600,000	0	0	0

Periklis Papadopoulos, Ph.D., Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

Evan T. Manolis, MD, Director and Secretary	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

William A. Lambos, President of CNS, Director	2013	150,000	0	0	0	0	0	0
(3)	2012	0	0	3,650,000	0	0	0	0

Peter A. Hannouche, CEO of CNS, Director	2013	150,000	0	0	0	0	0	0
(3)	2012	0	0	3,650,000	0	0	0	0

Scot L. Johnson, President of PSI, Director	2013	150,000	0	0	0	0	0	0
(4)	2012	0	0	3,005,000	0	0	0	0

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

Stock Option Plan

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s board of directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent.  The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. The number of shares to be received upon the exercise of an option and the exercise price to be paid for a share may be adjusted from time to time as provided in Section 7 of the plan, which is presented in the Notes to the Consolidated Financial Statements (see Note 12 of the audited consolidated financial statements included herein).

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership

Andrew J. Kandalepas, Chairman, President and CEO (*)	3,665,000	1,600,000	-	5,265,000	8.4

Periklis Papadopoulos, Director (*)	225,000	100,000	-	325,000	0.5

Evan T. Manolis, Director and Secretary (*)	225,000	100,000	-	325,000	0.5

William A. Lambos, CNS Co-CEO and Director (*)	3,650,000	-	-	3,650,000	5.8

Peter Hannouche, CNS Co-CEO and Director (*)	3,650,000	-	-	3,650,000	5.8

Scot Johnson, , PSI President and CEO and Director (*)	3,005,000	-	-	3,005,000	4.8

Officers and directors as a group (*)	14,420,000	1,800,000	-	16,220,000	25.8

Total issued and outstanding	45,110,670	3,250,000	14,396,293	62,766,963	100.0

(1)

Except as hereinafter noted, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 1014 E Algonquin Rd, Ste. 111, Schaumburg, IL, 60173.  The address for Mr. Lambos and Mr. Hannouche is c/o CNS, Two Urban Centre, 4890 West Kennedy Boulevard, Suite 295, Tampa, Florida 33609. The address for Mr. Johnson is c/o PSI, West Linebaugh Avenue, Suites 103, Tampa, Florida 33625

(2)

Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within 60 days after September 30, 2013. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable – Related Party

Note payable – related party, consisted of the following:

	September 30, 2013	September 30, 2012

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Long-Term Note Payable – Officers

	September 30, 2013	September 30, 2012

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $120,886.30 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of the Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015.	$62,680	$120,886

On August 2, 2012, upon the acquisition of CNS by WCUI, CNS memorialized the advances from the former member as a promissory note of the officer. Pursuant to the terms, CNS promises to pay the officer the principal sum of $75,322.14 and the note accrues simple interest of 2% per annum payable annually on each anniversary date of this Note. The entire principal balance together with any accrued but unpaid interest thereon due August 2, 2015. In September 2012, CNS repaid $900 toward the note.	$15,557	$74,422

	$78,237	$195,308

Note Payable – Officers

 On September 30, 2013, Mr. Kandalepas borrowed $250,000.00 from the Company pursuant to a promissory note that accrues simple interest of 7% per annum payable in six quarterly installments of principal and accrued interest beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with the all principal and accrued interest thereon due July 1, 2015.

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

On November 25, 2013 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for the period from January 1, 2014 through December 31, 2014.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $110,500 and $19,000 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended September 30, 2013 and 2012, respectively.

Tax Fees

For the fiscal year ended September 30, 2013 and 2012, we were billed $7,500 and $1,500 for professional services rendered for tax compliance, respectively.

All Other Fees

For the fiscal year ended September 30, 2013 and 2012, we were billed $14,250 and $0 for professional services rendered for the review of super 8-K, pro forma combined financial statements and response to the SEC comments, respectively.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Exchange Agreement dated May 30, 2012 by and between CNS Wellness Florida LLC and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.
3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.
4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.
4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.
4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.
5.1	Employment Agreement dated as of August 2, 2012 by and between William A. Lambos and Wellness Center USA, Inc.		Exhibit 5.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
5.2	Employment Agreement dated as of August 2, 2012 by and between Peter A. Hannouche and Wellness Center USA, Inc.		Exhibit 5.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
5.3	Employment Agreement dated as of August 24, 2012 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:
10.1	Note dated August 9, 2010 by CNS Wellness Florida LLC in favor of a family member of one of its members in the principal amount of $37,139.		Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.2	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of William A. Lambos in the amount of $ 120,886.30.		Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.3	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of Peter A. Hannouche in the amount of $ 75,322.14.		Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.6	Note dated September 30, 2013 by Andrew J. Kandalepas	*
21.1	List of subsidiaries of the Registrant	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)
101.INS	XBRL Instance Document ****	X
101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

(*)	Filed herewith.

(**)	Included in Exhibit 32.1

(***)	Included in Exhibit 32.2

(****)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized..

WELLNESS CENTER USA, INC.

Date: January 14, 2014	By: /s/ Andrew J. Kandalepas
Andrew J. Kandalepas Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer (Duly Authorized Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer	January 14, 2014
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	January 14, 2014
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	January 14, 2014
Evan T. Manolis

/s/ William A. Lambos	Director and President of CNS	January 14, 2014
William A. Lambos

/s/ Peter A. Hannouche,	Director and CEO of CNS	January 14, 2014
Peter A. Hannouche

/s/ Scot L. Johnson	Director and President of PSI	January 14, 2014
Scot L. Johnson

Wellness Center USA, Inc.

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wellness Center USA, Inc.

We have audited the consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

January 14, 2014

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS
Current Assets
Cash	$499,246	$116,204
Accounts receivable	4,472	4,200
Inventories	135,485	-
Current maturity of note receivable - Chairmanand CEO	83,333	-
Prepayments and other current assets	7,475	-

Total current assets	730,011	120,404

Property and Equipment
Property and equipment	117,805	101,207
Accumulated depreciation	(43,300)	(9,933)
Property and equipment, net	74,505	91,274

Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(688)	(438)
Exclusive licenses, net	4,312	4,562

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(132,433)	(11,437)
Acquired technologies, net	2,287,567	2,408,563

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(79,162)	(9,166)
Non-compete agreements, net	160,838	230,834

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(111,766)	(9,538)
Trademarks, net	628,234	730,462

Website Development Costs
Website development costs	22,809	17,809
Accumulated amortization	(8,826)	(2,898)
Website development costs, net	13,983	14,911

Other Assets
Goodwill	4,584,648	4,584,648
Note receivable - Chairman and CEO, net of current maturity	166,667	-
Security deposits	38,699	38,699

Total other assets	4,790,014	4,623,347

Total assets	$8,689,464	$8,224,357

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,749	$221,068
Accounts payable - related party	67,153	72,653
Accrued interest - related parties	9,445	4,617
Accrued payroll - officers	67,281	53,825
Accrued warranty	12,000	12,000
Credit cards payable	60,866	105,322
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	278,909
Customer deposits	-	25,000
Convertible notes payable	-	58,000
Note payable	-	20,000
Note payable - related party	37,139	37,139
Sales tax payable	-	2,940
Accrued expenses and other current liabilities	52,281	18,544

Total current liabilities	582,013	921,380

Long-term Liabilities
Deferred rent, net of current portion	18,000	29,362
Long-term notes payable - officers	78,237	195,308

Total long-term liabilities	96,237	224,670

Total liabilities	678,250	1,146,050

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
45,110,670 and 30,978,237 shares issued and outstanding, respectively	45,111	30,978
Additional paid-in capital	11,340,244	7,604,440
Accumulated deficit	(3,374,141)	(557,111)

Total stockholders' equity	8,011,214	7,078,307

Total liabilities and stockholders' equity	$8,689,464	$8,224,357

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012

Revenue
Patient services	$269,644	$46,638
Sales	2,488	43,187

Total revenue	272,132	89,825

Cost of goods sold	3,134	15,931

Gross margin	268,998	73,894

Operating expenses
Consulting fees	689,436	60,680
Professional fees	288,133	90,661
Rent expense - related party	24,871	25,050
Rent expense	173,911	26,623
Research and development	9,613	11,077
Salaries - officers	650,099	67,312
Salaries - others	215,300	41,633
Selling expenses	103,679	24,285
General and administrative expenses	819,699	128,859

Total operating expenses	2,974,741	476,180

Loss from operations	(2,705,743)	(402,286)

Other (income) epxense
Financing costs	91,630	-
Interest expense	7,078	-
Interest expense - related party	4,828	1,101
Other (income) expense	7,751	1,498

Other (income) expense, net	111,287	2,599

Loss before income tax provision	(2,817,030)	(404,885)

Income tax provision	-	-

Net loss	$(2,817,030)	$(404,885)

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted	$(0.08)	$(0.02)

Weighted Average Common Shares Outstanding - basic and diluted	37,480,331	17,147,227

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders' Equity (Deficit)
For theFiscal Year Ended September 30, 2013 and 2012

	Common Stock, Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, September 30, 2011	15,030,000	$15,030	$58	$(152,226)	$(137,138)

Issuance of common shares and warrants for cash
at $0.50 per unit on March 08, 2012	95,000	95	47,405	-	47,500

Issuance of common shares and warrants for cash
at $0.75 per unit on March 15, 2012	75,000	75	56,175	-	56,250

Issuance of common shares and warrants for cash
at $1.10 per unit on April 19, 2012	14,545	15	15,985	-	16,000

Issuance of common shares and warrants for cash
at $1.10 per unit on May 9, 2012	9,091	9	9,991	-	10,000

Issuance of common shares and warrants for cash
at $1.10 per unit on May 14, 2012	18,182	18	19,982	-	20,000

Issuance of common shares and warrants for cash
at $1.10 per unit on May 21, 2012	20,000	20	21,980	-	22,000

Issuance of common shares and warrants for cash
at $1.10 per unit on May 22, 2012	10,000	10	10,990	-	11,000

Issuance of common shares and warrants for cash
at $1.10 per unit on May 25, 2012	82,955	83	91,167	-	91,250

Common shares issued to consultant for future services
on March 13, 2012 earned during the interim period
June 30, 2012 valued at $1.10 per share	12,500	12	13,738	-	13,750

Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
June 30, 2012 valued at $1.10 per share	-	-	3,565	-	3,565

Issuance of common shares on August 2, 2012
for the acquisition of CNS Wellness Florida, LLC	7,300,000	7,300	3,092,700	-	3,100,000

Issuance of common shares on August 24, 2012
for the acquisition of Psoria Shield, Inc.	7,686,797	7,687	4,097,313	-	4,105,000

Common shares issued to an IR firm for services on
September 17, 2012 valued at $0.38 per share	35,000	35	13,265	-	13,300

Issuance of common shares and warrants for cash
at $0.30 per share on September 25, 2012	336,667	337	100,663	-	101,000

Exercise of warrants with exercise price of $0.01 per share
on September 25, 2012	240,000	240	2,160	-	2,400

Common shares issued to consultant for future services
on March 13, 2012 earned during the quarter ended
September 30, 2012 valued at $0.30 per share	12,500	12	3,738	-	3,750

Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
September 30, 2012 valued at $1.10 per share	-	-	3,565	-	3,565

Net loss	-	-	-	(404,885)	(404,885)

Balance, September 30, 2012	30,978,237	30,978	7,604,440	(557,111)	7,078,307

Common shares issued to an IR firm for services on
October 1, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500

Common shares issued to an IR firm for services on
November 1, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600

Issuance of common shares for cash at $0.10 per share
on November 29, 2012	1,447,550	1,448	143,307	-	144,755

Conversion of accured interest to the common shares
at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250

Issuance of common shares and warrants for cash
at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300

Exercise of warrants with exercise price of $0.01 per share
during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770

Common shares issued to consultant for future services
on March 13, 2012 earned during the quarter ended
December 31, 2012 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
December 31, 2012 valued at $1.10 per share	-	-	3,565	-	3,565

Issuance of common shares for IR services
on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000

Issuance of warrants for IR services
on February 26, 2013 valued at $0.30 per share	-	-	47,490	-	47,490

Issuance of common shares for financing services
on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000

Issuance of warrants for financing services
on March 17, 2013 valued at $0.30 per share	-	-	63,080	-	63,080

Issuance of common shares and warrants for cash
at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981

Exercise of warrants with an exercise price of $0.01 per share
during the quarter ended March 31, 2013	80,000	80	720	-	800

Common shares issued to consultant for future services
on March 13, 2012 earned during the quarter ended
March 31, 2013 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
March 31, 2013 valued at $1.10 per share	-	-	3,570	-	3,570

Common shares issued for consulting services
on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000

Common shares issued for chartible contribution
on April 9, 2013 valued at $0.30 per share	30,000	30	8,970	-	9,000

Issuance of warrants for financing services
on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289

Cashless exercise of warrants with exercise price of $0.30 per share
exercised on April 19, 2013	59,201	59	17,701	-	17,760

Cashless exercise of warrants
exercised on April 19, 2013	(14,558)	(15)	(17,746)	-	(17,761)

Exercise of warrants with an exercise price of $0.01 per share
exercised on May 7, 2013	100,000	100	900	-	1,000

Issuance of common shares and warrants for cash
at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000

Exercise of warrants with an exercise price of $0.45 per share
exercised on May 29, 2013	100,001	100	44,900	-	45,000

Issuance of common shares and warrants for cash
at $0.30 per unit during the quarter ending June 30, 2013	601,668	601	179,899	-	180,500

Issuance of common shares and warrants for cash
at $0.40 per share during the quarter ending September 30, 2013	4,121,250	4,121	1,644,379	-	1,648,500

Finder's fees paid in connection with the private placements
during the quarter ending September 30, 2013	-	-	(148,550)	-	(148,550)

Exercise of warrants with an exercise price of $0.10 per share
on July 13 and September 13, 2013	87,000	87	783	-	870

Common shares issued for employee services
on July 3, 2013 valued at $0.10 per share	244,260	244	24,182	-	24,426

Issuance of options for advisory services
on September 6, 2013	-	-	1,491	-	1,491

Common shares issued per consulting agreement
valued at $0.40 per share during the quarter ending September 30, 2013	80,625	81	32,169	-	32,250

Issuance of common shares and warrants for conversion
of convertible notes at $0.30 per share on September 27, 2013	453,334	453	135,547	-	136,000

Forgiveness of debt by stockholder	-	-	25,000	-	25,000

Net loss	-	-	-	(2,817,030)	(2,817,030)

Balance, September 30, 2013	45,110,670	$45,111	$11,340,243	$(3,374,141)	$8,011,213

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(2,817,030)	$(404,885)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	463,276	30,800
Warrants and options issued for compensation and services	128,485	7,132
Depreciation expense	33,367	9,645
Amortization expense	299,398	33,039
Changes in operating assets and liabilities:
Accounts receivable	(272)	(4,200)
Inventories	(135,485)	12,694
Prepayments and other current assets	(7,475)	17,278
Accounts payable	(176,319)	17,290
Accounts payable - related party	(5,500)	-
Accrued interest - related party	4,828	1,101
Accrued salary - officers	13,456	53,825
Accrued warranty	-	2,400
Credit cards payable	(44,456)	(2,884)
Deferred rent	(11,362)	(1,894)
Sales tax payable	(2,940)	2,940
Accrued expenses and other current liabilities	29,987	12,535

Net cash used in operating activities	(2,228,042)	(213,184)

Cash flows from investing activities:
Cash acquired from business acquisitions	-	23,126
Purchases of property and equipment	(16,598)	(642)
Investment in website development costs	(5,000)	(17,809)

Net cash provided by (used in) investing activities	(21,598)	4,675

Cash flows from financing activities:
Payment of note receivable - Chairman and CEO	(250,000)	-
Advances from (repayments to) related parties	(54,173)	(109,960)
Repayments of note payable	(20,000)	-
Proceeds from convertible notes payable	-	58,000
Repayments of long-term notes payable	(117,071)	(900)
Proceeds from sale of common stock and warrants, net of issuance cost	2,930,486	374,998
Proceeds from exercise of warrants	65,440	2,400

Net cash provided by financing activities	2,632,682	324,538

Net change in cash	383,042	116,029

Cash at beginning of the period	116,204	175

Cash at end of the period	$499,246	$116,204

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of CNS	$-	$3,100,000
Issuance of common stock for acquisition of PSI	$-	$4,105,000
Issuance of common stock for convertible notes conversion	$136,000	$-
Forgiveness of debt by stockholder recorded as contributed capital	$25,000	$25,000
Issuance of common stock for accrued interest	$1,250	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

September 30, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engages in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc. the Company currently operates in three (3) business segments (i) Nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology.

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected September 30th as its fiscal year end date upon its formation.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)

Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The consolidated financial statements include all accounts of the Company as of September 30, 2013 and 2012 and for the reporting periods then ended, all accounts of CNS and PSI as of September 30, 2013 and 2012 and for the reporting period ended September 30, 2013 and for the period from their respective dates of acquisition through September 30, 2012.

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

The Company’s convertible notes payable and note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

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

There was no allowance for doubtful accounts at September 30, 2013 or 2012, or bad debt expense for the reporting period ended September 30, 2013 or 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2013 or 2012.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Auto	3

Computer equipment	5

Furniture and fixture	7

Leasehold improvement	*

Medical and office equipment	5

Software	3

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended September 30, 2013	For the Reporting Period Ended September 30, 2012

Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible to common shares at $0.30 per share. The note was converted on September 27, 2013.	-	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrant issued in connection with convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrant issued in connection with convertible note conversion on September 27, 2013	166,666	-

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrant issued in connection with convertible note conversion on September 27, 2013	26,667	-

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrant issued in connection with convertible note conversion on September 27, 2013	66,667	-

Sub-total: convertible notes payable shares and related warrant shares	453,334	386,668

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company upon formation with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	-

Sub-total: Stock option shares	3,260,000	3,250,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,434,334	4,478,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	-

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	-

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	-

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	-

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	-

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	-

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	-

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	-

Sub-total: Warrant shares	14,396,293	7,209,774

Total potentially outstanding dilutive common shares	18,109,627	10,846,442

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

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting.  Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available.  In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others.  Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: a. Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and b. Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1.  he combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. c. Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: a. The basis of accounting for any transactions between reportable segments. b. The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). c. The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). d. The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. e. The nature and effect of any asymmetrical allocations to reportable segments.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Note 5 – Property and Equipment

 (i)

Depreciation and Amortization Expense

Depreciation and amortization expenses for the reporting period ended September 30, 2013 and 2012 was $33,367 and $9,645, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2013.

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

The License may be terminated at any time by the mutual written agreement of each of the Licensors and Licensee.

Summary of Exclusive Licenses

Exclusive licenses, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

Exclusive licenses	18	$5,000	$5,000

Less accumulated amortization		(688)	(438)

		$4,312	$4,562

Amortization Expense

Amortization expense for the reporting period ended September 30, 2013 and 2012 was $250 and $0, respectively.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(18,956)	(2,708)

		306,044	322,292

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(113,477)	(8,729)

		1,981,527	2,086,271

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(132,433)	(11,437)

		$2,287,567	$2,408,563

Amortization Expense

Amortization expense for the reporting period ended September 30, 2013 and 2012 was $120,996 and $11,437, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

CNS

Non-Compete agreement	3	$120,000	$120,000

Accumulated amortization		(46,662)	(6,666)

		73,338	113,334

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(32,500)	(2,500)

		87,500	117,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(79,162)	(9,166)

		$160,838	$230,834

Amortization Expense

Amortization expense for the reporting period ended September 30, 2013 and 2012 was $69,996 and $9,166, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

CNS

Trademark	7	$110,000	$110,000

Accumulated amortization		(14,266)	(2,038)

		95,734	107,962

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(57,500)	(5,000)

		362,500	415,000

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(40,000)	(2,500)

		170,000	207,500

Total

Non-Compete agreements		740,000	740,000

Accumulated amortization		(111,766)	(9,538)

		$628,234	$730,462

Amortization Expense

Amortization expense for the reporting period ended September 30, 2013 and 2012 was $102,228 and $9,538, respectively.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements and trademarks and determined that there was no impairment as the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks, substantially exceeded their carrying values at September 30, 2013.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	September 30, 2013	September 30, 2012

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated amortization	(-)	(-)

	2,868,045	2,868,045

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated amortization	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	4,584,648	4,584,648

Accumulated amortization	(-)	(-)

	$4,584,648	$4,584,648

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at September 30, 2013.

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

Website development costs	3	$22,809	$17,809

Less accumulated amortization		(8,826)	(2,898)

		$13,983	$14,911

(i)

Amortization Expense

Amortization expense for the reporting period ended September 30, 2013 and 2012 was $5,928 and $2,898, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, substantially exceeded their carrying values at September 30, 2013.

Note 9 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2013	September 30, 2012

On August 17, 2012 WCUI issued a convertible promissory note, the note is non-interest bearing and due on demand. Pursuant to the terms and conditions of the note, the note holder has the option to convert all or any portion of the note amount to the Company’s common shares at $0.30 per share, and a warrant to purchase the same number of shares of common stock with an exercise price of $0.45 per share expiring five (5) years from the date of issuance. The note was converted into common stock on September 27, 2013.	$-	$58,000

	$-	$58,000

Note 10 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

William A. Lambos, Ph.D.	Chief Cognitive Neuroscientist of CNS, significant stockholder and director

Peter A. Hannouche	CEO and COO of CNS, significant stockholder and director

Scot Johnson	President and Chief Executive Officer of PSI, significant stockholder and director

Lux Dynamics LLC	An entity owned and controlled by the spouse of a significant stockholder

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note Receivable – Chairman, President and CEO

	September 30, 2013	September 30, 2012

On September 30, 2013 Chairman, President and CEO (“Maker”) hereby promises to pay to the order of Wellness Center USA, Inc., a Nevada corporation ("Lender"), having an address at 1014 E. Algonquin Road, Ste. 111, Schaumburg, Illinois 60173, the principal sum of Two Hundred Fifty Thousand Dollars and No/100 Dollars ($250,000), together with interest on the principal amount from time to time outstanding at the rate of seven percent (7.0%) per annum, in six quarterly payments of principal and accrued interest, beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before July 1, 2015  (the "Maturity Date"). After the Maturity Date, and in addition to the interest described above which is due on or prior to the Maturity Date, Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to ten percent (10%) (the "Default Rate"). The interest accruing under this paragraph shall be immediately due and payable by Maker to, and shall be additional indebtedness evidenced by, this Note.

	$250,000	$-

Current maturity of note receivable - Chairman, President and CEO	$(83,333)	$-

Note receivable - Chairman, President and CEO, net of current maturity	$166,667	$-

Note Payable – Related Party

	September 30, 2013	September 30, 2012

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Long-Term Notes Payable – Officers

	September 30, 2013	September 30, 2012

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

Original amount	$120,886	$120,886

Repayments from inception to date	(58,206)	(-)

Remaining balance	62,680	120,886

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

Original amount	75,322	75,322

Repayments from inception to date	(59,765)	(900)

Remaining balance	15,557	74,422

	$78,237	$195,308

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

Employment Agreement –David Angulo

On November 18, 2012 (the “Effective Date”), PSI entered into an employment agreement (the “Employment Agreement”) with David Angulo (the “Employee”) to serve as the Production Supervisor of PSI. The key terms and conditions of the Employment Agreement are as follows:

Term

The term of this Agreement shall commence on the Effective Date and shall continue until the one (1) year anniversary of the Effective Date. The term of this Agreement shall automatically renew for successive periods of one (1) year following the expiration of the initial term or any renewal term, unless the Company or the Employee provides notice to the other, at least thirty (30) days prior to the expiration of the expiring term, that such party does not desire to continue the employment relationship between the Company and the Employee following the last day of the expiring term (a "Termination notice").

Compensation

a.

Annual Base Salary. As compensation for the Employee's services, the Company shall pay the Employee an annual base salary of $55,000. Such annual base salary shall be payable in equal installments in accordance with the policy then prevailing for the Company's salaried employees generally, and the annual base salary shall be subject to any tax and other withholdings or deductions required by applicable laws and regulations.

b.

Bonus:

The Employee shall be entitled to only such bonuses or additional compensation as may be granted to the Employee by the Board of Directors, in its sole discretion.

Termination

The Company may terminate the Employee's employment at any time without Cause (a "Termination Without Cause") and the Employee may terminate his or her employment at any time (an "Employee Termination").

Non-solicitation and Non-disclosure Covenants

The Employee agrees that it is reasonable and necessary for the protection of the goodwill and legitimate business interests of the Company that the Employee abide  the non-solicitation, non-disclosure and non-compete covenants.

Employment Agreement –Kelly DeGideo

On August 16, 2012 (the “Effective Date”), PSI entered into an employment agreement (the “Employment Agreement”) with Kelly DeGideo (the “Employee”) to serve as a regional sales manager of PSI. The key terms and conditions of the Employment Agreement are as follows:

Term

The term of this Agreement shall commence on the Effective Date and shall continue until the one (1) year anniversary of the Effective Date. The term of this Agreement shall automatically renew for successive periods of one (1) year following the expiration of the initial term or any renewal term, unless the Company or the Employee provides notice to the other, at least thirty (30) days prior to the expiration of the expiring term, that such party does not desire to continue the employment relationship between the Company and the Employee following the last day of the expiring term (a "Termination notice").

Compensation

a.

Annual Base Salary. As compensation for the Employee's services, the Company shall pay the Employee an annual base salary of $75,000. Such annual base salary shall be payable in equal installments in accordance with the policy then prevailing for the Company's salaried employees generally, and the annual base salary shall be subject to any tax and other withholdings or deductions required by applicable laws and regulations.

b.

Bonus:

The Employee shall be entitled to only such bonuses or additional compensation as may be granted to the Employee by the Board of Directors, in its sole discretion.

Termination

The Company may terminate the Employee's employment at any time without Cause (a "Termination Without Cause") and the Employee may terminate his or her employment at any time (an "Employee Termination").

Non-solicitation and Non-disclosure Covenants

The Employee agrees that it is reasonable and necessary for the protection of the goodwill and legitimate business interests of the Company that the Employee abide  the non-solicitation, non-disclosure and non-compete covenants.

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

On November 25, 2013 the Company renewed the non-cancellable sub-lease for office space in Illinois with CADserv Corporation with the same terms and condition for a period of 12 months from January 1, 2014 through December 31, 2014.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014	$22,914

2015	5,728

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014	$147,958

2015	152,402

$300,360

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

The Company and the landlord have tentatively agreed to renew the non-cancellable lease for an office space of approximately 2,000 square feet of rentable area for an additional 12 months expiring January 3, 2015 at $2,000 per month plus tax and common charges.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014	$28,890

2015	6,420

$35,310

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

On April 19, 2012 the Company issued (i) 14,545 shares of its common stock and (ii) warrants to purchase 14,545 shares of common stock with an exercise price of $1.65 per share expiring five (5) years from the date of issuance. The units were sold at $1.10 per unit consisting of one common share and a warrant to purchase one (1) common share for an aggregate of $16,000, $11,088 and $                            4,912 of which were allocated as the relative fair value of the common stock and warrants, respectively.

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

During the quarter ended September 30, 2013 the Company raised $1,648,500 from the issuance of (i) 4,121,250 common shares of the Company; (ii) warrants to purchase 4,121,250 common shares with an exercise price of $0.75 per share, expiring five (5) years from the date of issuance, and (iii) warrants to purchase 250,000 common shares with an exercise price of $0.45 per share expiring five (5) years from the date of issuance; of which $1,281,297 ($0.31 per common share) and $367,203 ($0.29 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively. In connection with this tranche of equity finance the Company paid certain placement agents finder's fee at 10%, or $148,550 in the aggregate.

On July 13 and September 13, 2013, warrants to purchase 87,000 shares with an exercise price of $0.01 per share were exercised by shareholders for $870 in cash.

Issuance of Common Stock or Equity Units for Employee Services

On July 3, 2013, the Company issued 244,260 common shares of the Company to two (2) of the Company's employees for their past services, valued at $24,260 based on more reliably measurable employee services received.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with a Consultant (the "Consultant”) for a period of one (1) year from the date of signing whereby the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of non-performance by the Consultant. Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, then PPM price, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended December 31, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended March 31, 2013, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,570.

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

On July 18, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to provide marketing and promotion services for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 per month in cash; and (ii) grant (a) 50,000 shares of its common stock for the first month of engagement and (b) 20,000 shares of common stock per subsequent month. During the period ending September 30, 2013, the Company issued 70,000 common shares in aggregate to the consultant which were valued at $0.40 per share, the PPM price, or $28,000, all of which were expensed as consulting fees.

On September 3, 2013, the Company entered into a service agreement (the "Service Agreement") with a marketing firm (the "Consultant”). Under the terms and conditions of the Service Agreement, the Consultant agreed to provide marketing and public relation services for the Company through the end of 2013.  As consideration for the services, the Company would (i) pay $2,000 per month in cash; and (ii) grant $2,000 worth of the Company’s common stock.  The Company also entered another public event service agreement with the consultant for compensation of $4,600 in cash and $2,250 worth of common stock. The Company issued 10,625 common shares in aggregate to the consultant which were valued at $0.40 per share, the PPM price, or $4,250, all of which were expensed as consulting fees.

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

September 6, 2013 Issuance

On September 6, 2013, the Company issued an option to purchase 10,000 shares of its common stock to the consultant with an exercise price of $0.75 per share for advisory board services.  The option was vested and exercisable upon grant.

The Company estimated the fair value of the stock options on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

September 6, 2013

Expected life (year)	5

Expected volatility (*)	61.77%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.77%

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

The estimated fair value of the stock options was $1,491 on the date of grant, which are recorded as consulting fees.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2011	1,800,000	$0.01	$0.01	$20	$-

Granted	50,000	0.44	0.44	14,265	-

Granted	750,000	1.00	1.00	417,570	-

Granted	650,000	2.00	2.00	745,382	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Vested and exercisable, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.75	$0.01	1,600,000	1.75	$0.01

$0.01	200,000	.	2.12	0.01	200,000	2.12	0.01

$0.44	50,000		3.45	0.44	50,000	3.45	0.44

$0.75	10,000		5.00	0.75	10,000	5.00	0.75

$1.00	750,000		7.20	1.00	750,000	7.20	1.00

$2.00	650,000		8.40	2.00	650,000	8.40	2.00

$0.01 - 2.00	3,260,000		4.38	$0.64	3,260,000	4.38	$0.64

As of September 30, 2013, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life and averaged them as its expected volatility.

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

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $5,220 at the date of issuance using the Black-Scholes Option Pricing Model.

August 2013 Issuances

On August, 2013, the Company issued warrants to purchase 4,371,250 shares, in aggregate, consisting of 4,121,250 warrants with an exercise price of $0.75 per share and 250,000 warrants with an exercise price of $0.40 per share expiring five (5) years from the date of issuance.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

August 15, 2013

Expected life (year)	5

Expected volatility (*)	61.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

*

As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company engages in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $662,992 at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2011	6,693,334	$0.01	$0.01	$38	$-

Granted	756,440	0.45 - 2.31	0.10	121,975	-

Canceled	-	-	-	-	-

Exercised	(240,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 -1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Earned and exercisable, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,396,293	3.84	$0.42	14,396,293	3.84	$0.28

Note 13 – Income Tax Provision

Deferred Tax Assets

At September 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,374,141 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $957,790 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $768,372 and $137,661 for the fiscal year ended September 30, 2013 and 2012, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	September 30, 2013	September 30, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$957,790	$189,418

Less valuation allowance	(957,790)	(189,418)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended September 30, 2013	For the fiscal year ended September 30, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The corporation income tax returns for the fiscal year ended September 30, 2010, 2011 and 2012 were filed on December 12, 2011, December 15, 2011 and September 6, 2013, respectively.  The Company has not yet filed its corporation income tax return for the fiscal year ended September 30, 2013. The Company's corporation income tax returns for the fiscal year ended September 30, 2010, 2011 and 2012 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 14 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 15 – Segment Reporting

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

The Company measures the segment profit or loss and segment assets for each reportable segment as follows:

a.

The basis of accounting for any transactions between reportable segments: The Company allows reportable segments to freely negotiate the terms and conditions of and carries out, on an arm's-length basis, any transactions between reportable segments;

b.

The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income before income taxes, extraordinary items, and discontinued operations: There were no difference between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) as the Company does not allocate centrally incurred costs at the corporate headquarter;

c.

The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets: There were no difference between the measurements of the reportable segments’ assets and the public entity's consolidated assets as the Company does not have any jointly used assets;

d.

The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss: There were no change from prior periods in the measurement methods used to determine reported segment profit or loss;

e.

The nature and effect of any asymmetrical allocations to reportable segments: There were no asymmetrical allocations to reportable segments as the Company does not allocate depreciation expense to a reportable segment without allocating the related depreciable assets to that reportable segment.

The detailed segment information of the Company is as follows:

	September 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
ASSETS
Current Assets
Cash	409,899	75,519	13,828		499,246
Accounts receivable	-	4,472	-		4,472
Inventories	-	-	135,485		135,485
Current maturity of note receivable - Chairmanand CEO	83,333	-	-		83,333
Prepayments and other current assets	7,059	-	416		7,475

Total current assets	500,291	79,991	149,729	-	730,011

Property and Equipment
Property and equipment	18,390	18,459	80,956		117,805
Accumulated depreciation	(2,591)	(9,885)	(30,824)		(43,300)
Property and equipment, net	15,799	8,574	50,132	-	74,505

Exclusive Licenses
Exclusive licenses	-	-	5,000		5,000
Accumulated amortization	-	-	(688)		(688)
Exclusive licenses, net	-	-	4,312	-	4,312

Acquired Technologies
Acquired technologies					-
Acquired technologies - CNS		325,000			325,000
Acquired technologies - PSI			2,095,000		2,095,000
Accumulated amortization					-
Accumulated amortization - CNS		(18,956)			(18,956)
Accumulated amortization - PSI			(113,477)		(113,477)
Acquired technologies, net	-	306,044	1,981,523	-	2,287,567

Non-Compete Agreements
Non-compete agreements					-
Non-compete Agreement - CNS		120,000			120,000
Non-compete Agreement - PSI			120,000		120,000
Accumulated amortization					-
Accumulated amortization - CNS		(46,662)			(46,662)
Accumulated amortization - PSI			(32,500)		(32,500)
Non-compete agreements, net	-	73,338	87,500	-	160,838

Trademarks
Trademarks					-
Trade Mark:TM - CNS		110,000			110,000
Trade Mark:TM - PL			420,000		420,000
Trade Mark:TM - PS			210,000		210,000
Accumulated amortization					-
Accumulated amortization - CNS		(14,266)			(14,266)
Accumulated amortization - PL			(57,500)		(57,500)
Accumulated amortization - PS			(40,000)		(40,000)

Trademarks, net	-	95,734	532,500	-	628,234

Website Development Costs
Website development costs	22,809				22,809
Accumulated amortization	(8,826)				(8,826)
Website development costs, net	13,983	-	-	-	13,983

Other Assets
Goodwill					-
Goodwill - CNS		2,868,045			2,868,045
Goodwill - PSI			1,716,603		1,716,603
Note receivable - Chairman and CEO, net of current maturity	166,667	-	-		166,667
Security deposits		36,939	1,760		38,699

Total other assets	166,667	2,904,984	1,718,363	-	4,790,014
Total assets	696,740	3,468,665	4,524,059	-	8,689,464

	For the Fiscal Year
	Ended
	September 30, 2013
	WCUI	CNS	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution
Revenue
Patient services		269,644	-	-	269,644
Sales		-	-	2,488	2,488

Total revenue	-	269,644	-	2,488	272,132

Cost of goods sold				3,134	3,134

Gross margin	-	269,644	-	(646)	268,998

Operating expenses
Consulting fees	689,436	-	-		689,436
Professional fees	252,674	-	35,459		288,133
Rent expense - related party	24,871	-	-		24,871
Rent expense	-	141,811	32,100		173,911
Research and development	-	-	9,613		9,613
Salaries - officers	200,000	300,000	150,099		650,099
Salaries - others	-	141,498	73,802		215,300
Selling expenses	-	11,567	92,112		103,679
General and administrative expenses	447,675	172,885	199,139		819,699

Total operating expenses	1,614,656	767,761	592,324	-	2,974,741

Loss from operations	(1,614,656)	(498,117)	(592,324)	(646)	(2,705,743)

Other (income) epxense
Financing costs	91,630	-	-		91,630
Interest expense	1,250	-	5,828		7,078
Interest expense - related party	-	4,828	-		4,828
Other (income) expense	-	7,751	-		7,751

Other (income) expense, net	92,880	12,579	5,828	-	111,287

Loss before income tax provision	(1,707,536)	(510,696)	(598,152)	(646)	(2,817,030)

Income tax provision	-	-	-		-

Net loss	(1,707,536)	(510,696)	(598,152)	(646)	(2,817,030)

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted					$(0.08)

Weighted Average Common Shares Outstanding - basic and diluted					37,480,331

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.