Form 10-Q
period 2013-12-31
Wellness Center USA, Inc.
filed 2014-02-19
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of December 31, 2013:  45,130,671 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

December  31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Control and Procedures	60

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	60
Item 1A	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures.	61
Item 5.	Other Information	61
Item 6.	Exhibits	61

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

December 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2013 (Unaudited) and September 30, 2013	5

Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012 (Unaudited)	7

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended December 31, 2013 (Unaudited) and for the Fiscal Year Ended September 30, 2013	8

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012 (Unaudited)	10

Notes to the Consolidated Financial Statements (Unaudited)	11

Wellness Center USA, Inc.

Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$8,990	$499,246
Accounts receivable	32,885	4,472
Inventories	180,175	135,485
Current maturity of note receivable - Chairman and CEO	119,478	83,333
Prepayments and other current assets	46,975	7,475

Total current assets	388,503	730,011

Property and Equipment
Property and equipment	117,805	117,805
Accumulated depreciation	(52,668)	(43,300)
Property and equipment, net	65,137	74,505

Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(750)	(688)
Exclusive licenses, net	4,250	4,312

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(162,682)	(132,433)
Acquired technologies, net	2,257,318	2,287,567

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(96,661)	(79,162)
Non-compete agreements, net	143,339	160,838

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(137,323)	(111,766)
Trademarks, net	602,677	628,234

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(10,308)	(8,826)
Website development costs, net	12,501	13,983

Other Assets
Goodwill	4,584,648	4,584,648
Note receivable - Chairman and CEO, net of current maturity	130,522	166,667
Security deposits	38,699	38,699

Total other assets	4,753,869	4,790,014

Total assets	$8,227,594	$8,689,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$113,933	$39,749
Accounts payable - related party	67,153	67,153
Accrued interest - related parties	10,284	9,445
Accrued payroll - officers	25,000	-
Accrued warranty	12,000	12,000
Credit cards payable	47,482	60,866
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	224,736
Note payable - related party	37,139	37,139
Accrued expenses and other current liabilities	57,773	57,062

Total current liabilities	606,863	519,513

Long-term Liabilities
Deferred rent, net of current portion	15,158	18,000
Long-term notes payable - officers	134,832	140,737

Total long-term liabilities	149,990	158,737

Total liabilities	756,853	678,250

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized; 45,130,670 and 45,110,670 shares issued and outstanding, respectively	45,131	45,111
Additional paid-in capital	11,338,374	11,340,244
Accumulated deficit	(3,912,764)	(3,374,141)

Total stockholders' equity	7,470,741	8,011,214

Total liabilities and stockholders' equity	$8,227,594	$8,689,464

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Revenue
Patient services	$83,906	$46,285
Sales	2,361	-

Total revenue	86,267	46,285

Cost of goods sold	1,706	-

Gross margin	84,561	46,285

Operating expenses
Amortization expense	74,787	74,787
Consulting fees	64,000	37,415
Professional fees	12,602	93,640
Rent expense - related party	6,004	6,106
Rent expense	48,756	47,065
Research and development	441	2,769
Salaries - officers	159,475	168,269
Salaries - others	84,967	45,907
Selling expenses	17,863	26,557
General and administrative expenses	152,452	79,582

Total operating expenses	621,347	582,097

Loss from operations	(536,786)	(535,812)

Other (income) expense
Interest expense	-	3,250
Interest expense - related party	839	2,116
Other (income) expense	998	1,367

Other (income) expense, net	1,837	6,733

Loss before income tax provision	(538,623)	(542,545)

Income tax provision	-	-

Net loss	$(538,623)	$(542,545)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding – basic and diluted	45,128,930	20,099,635

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders’ Equity

For the Interim Period Ended December 31, 2013 (unaudited)

and for the Fiscal Year Ended September 30, 2013

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, September 30, 2012	30,978,237	$30,978	7,604,440	$(557,111)	$7,078,307

Common shares issued to an IR firm for services on October 1, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500

Common shares issued to an IR firm for services on November 1, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600

Issuance of common shares for cash at $0.10 per share on November 29, 2012	1,447,550	1,448	143,307	-	144,755

Conversion of accrued interest to the common shares at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250

Issuance of common shares and warrants for cash at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300

Exercise of warrants with exercise price of $0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770

Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $1.10 per share	-	-	3,565	-	3,565

Issuance of common shares for IR services on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000

Issuance of warrants for IR services on February 26, 2013 valued at $0.30 per share	-	-	47,490	-	47,490

Issuance of common shares for financing services on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000

Issuance of warrants for financing services on March 17, 2013 valued at $0.30 per share	-	-	63,080	-	63,080

Issuance of common shares and warrants for cash at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981

Exercise of warrants with an exercise price of $0.01 per share during the quarter ended March 31, 2013	80,000	80	720	-	800

Common shares issued to consultant for future services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $1.10 per share	-	-	3,570	-	3,570

Common shares issued for consulting services on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000

Common shares issued for charitable contribution on April 9, 2013 valued at $0.30 per share	30,000	30	8,970	-	9,000

Issuance of warrants for financing services on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289

Cashless exercise of warrants with exercise price of $0.30 per share exercised on April 19, 2013	59,201	59	17,701	-	17,760

Cashless exercise of warrants exercised on April 19, 2013	(14,558)	(15)	(17,745)	-	(17,760)

Exercise of warrants with an exercise price of $0.01 per share exercised on May 7, 2013	100,000	100	900	-	1,000

Issuance of common shares and warrants for cash at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000

Exercise of warrants with an exercise price of $0.45 per share exercised on May 29, 2013	100,001	100	44,900	-	45,000

Issuance of common shares and warrants for cash at $0.30 per unit during the quarter ending June 30, 2013	601,668	601	179,899	-	180,500

Issuance of common shares and warrants for cash at $0.40 per share during the quarter ending September 30, 2013	4,121,250	4,121	1,644,379	-	1,648,500

Finder's fees paid in connection with the private placements during the quarter ending September 30, 2013	-	-	(148,550)	-	(148,550)

Exercise of warrants with an exercise price of $0.10 per share on July 13 and September 13, 2013	87,000	87	783	-	870

Common shares issued for employee services on July 3, 2013 valued at $0.10 per share	244,260	244	24,182	-	24,426

Issuance of options for advisory services on September 6, 2013	-	-	1,491	-	1,491

Common shares issued per consulting agreement valued at $0.40 per share during the quarter ending September 30, 2013	80,625	81	32,169	-	32,250

Issuance of common shares and warrants for conversion of convertible notes at $0.30 per share on September 27, 2013	453,334	453	135,547	-	136,000

Forgiveness of debt by stockholder	-	-	25,000	-	25,000

Net loss	-	-	-	(2,817,030)	(2,817,030)

Balance, September 30, 2013	45,110,670	45,111	11,340,244	(3,374,141)	8,011,214

Finder's fees paid in connection with the private placements during the quarter ending September 30, 2013	-	-	(9,850)	-	(9,850)

Common shares issued per consulting agreement on October 8, 2013 valued at $0.40 per share	20,000	20	7,980	-	8,000

Net loss	-	-	-	(538,623)	(538,623)

Balance, December 31, 2013	45,130,670	$45,131	$11,338,374	$(3,912,764)	$7,470,741

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(538,623)	$(542,545)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	8,000	35,100
Warrants and options issued for compensation and services	-	3,565
Depreciation expense	9,368	5,245
Amortization expense	74,849	74,849
Changes in operating assets and liabilities:
Accounts receivable	(28,413)	-
Inventories	(44,690)	4,200
Prepayments and other current assets	(39,500)	(13,349)
Accounts payable	69,857	(53,393)
Accrued interest - related party	839	1,367
Accrued payroll - officers	25,000	80,738
Credit cards payable	(13,384)	(4,612)
Deferred rent	(2,842)	(2,839)
Sales tax payable	-	(2,940)
Accrued expenses and other current liabilities	5,038	62,381

Net cash used in operating activities	(474,501)	(352,233)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,328)

Net cash used in investing activities	-	(1,328)

Cash flows from financing activities:
Advances from (repayments to) related parties	-	(74,173)
Proceeds from notes payable	-	22,000
Proceeds from convertible notes payable	-	50,000
Repayments of long-term notes payable - officers	(5,905)	(22,090)
Proceeds from sale of common stock and warrants (issuance cost)	(9,850)	301,055
Proceeds from exercise of warrants	-	17,770

Net cash provided by (used in) financing activities	(15,755)	294,562

Net change in cash	(490,256)	(58,999)

Cash at beginning of the period	499,246	116,204

Cash at end of the period	$8,990	$57,205

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in three (3) business segments (i) nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; and (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology.

Acquisition of CNS-Wellness Florida, LLC

On May 30, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida-based cognitive neuroscience company, specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.

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

CNS was formed on May 26, 2009 under the laws of the State of Florida. The sole purpose of CNS was to carry on the business of CNS Predecessor in the form of an LLC. The assets and liabilities of CNS Predecessor were carried forward to CNS and recorded at the historical cost on the date of conversion.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 14, 2014.

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

(iii)

Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)

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

(v)

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

(vi)

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

The consolidated financial statements include all accounts of the Company, CNS and PSI as of reporting periods end date and for the reporting periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayment and other current assets, accounts payable, accrued payroll – officers, accrued warranty, credit cards payable, deferred rent, and accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories.  The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

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

There was no allowance for doubtful accounts at December 31, 2013 or September 30, 2013, or bad debt expense for the reporting periods then ended.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or September 30, 2013.

Inventories

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the interim period ended December 31, 2013 or 2012.

There was no lower of cost or market adjustments for the interim period ended December 31, 2013 or 2012.

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Exclusive license agreements (*)	18

Acquired technologies	20

Non-compete agreements (**)	3-4

Trademarks (***)	7

(*) Amortized on a straight-line basis over the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter

(**) Amortized on a straight-line basis over the terms of the agreements

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012
Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrant were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Convertible note payable of $50,000 issued on October 11, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	-

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	-

Sub-total: convertible notes payable shares and related warrant shares	453,334	720,000

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	-

Sub-total: Stock option shares	3,260,000	3,250,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,434,334	2,701,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	336,667

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	-

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	-

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	-

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	-

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	-

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	-

Sub-total: Warrant shares	14,396,293	5,953,773

Total potentially outstanding dilutive common shares	18,109,627	9,923,773

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

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting.  Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available.  In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others.  Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: a. Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and b. Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. c. Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: a. The basis of accounting for any transactions between reportable segments. b. The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). c. The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). d. The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. e. The nature and effect of any asymmetrical allocations to reportable segments.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Allocation of Purchase Price

The purchase price of CNS has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in CNS based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,713	$-	$11,713

Property and equipment	18,459	-	18,459

Trademark	-	110,000	110,000

Acquired technology	-	325,000	325,000

Non-compete agreements	-	120,000	120,000

Goodwill	323,045	2,545,000	2,868,045

Security deposits	36,939	-	36,939

Accounts payable	(41,957)	-	(41,957)

Accrued interest - related party	(3,516)	-	(3,516)

Credit cards payable	(66,008)	-	(66,008)

Payroll liability	(2,709)	-	(2,709)

Current portion of deferred rent	(11,363)	-	(11,363)

Advances from related parties	(196,208)	-	(196,208)

Note payable - related party	(37,139)	-	(37,139)

Deferred rent, net of current portion	(31,256)	-	(31,256)

Total	-	3,100,000	3,100,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$3,100,000	$3,100,000

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

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the PSI based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$11,413	$-	$11,413

Inventories	12,694	-	12,694

Property and equipment	80,956	-	80,956

Exclusive licenses	4,562	-	4,562

Trademark - Psoria-Shield	-	210,000	210,000

Trademark - Psoria-light	-	420,000	420,000

Acquired technology	-	2,095,000	2,095,000

Non-compete agreement	-	120,000	120,000

Goodwill	456,603	1,260,000	1,716,603

Security deposits	1,760	-	1,760

Accounts payable	(161,821)	-	(161,821)

Credit cards payable	(42,198)	-	(42,198)

Customer deposits	(25,000)	-	(25,000)

Accrued warranty	(9,600)	-	(9,600)

Current portion of long-term payable	(72,653)	-	(72,653)

Loan payable	(20,000)	-	(20,000)

Advances from stockholders	(233,994)	-	(233,994)

Total	-	4,105,000	4,105,000

Non-controlling interest	(-)	-	(-)

Purchase price	$-	$4,105,000	$4,105,000

Note 5 – Inventories

Inventories consisted of the following:

	December 31, 2013	September 30, 2013

Purchased parts for assembly	$57,131	$135,485

Finished goods	123,044*	-

	$180,175	$135,485

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at December 31, 2013 or September 30, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2013 or 2012.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

Auto	3	$15,000	$15,000

Computer equipment	5	12,112	12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	16,239	16,239

Software	3	32,276	32,276

		117,805	117,805

Less accumulated depreciation and amortization		(52,668)	(43,300)

		$65,137	$74,505

(i)

Depreciation and Amortization Expense

Depreciation and amortization expenses for the reporting period ended December 31, 2013 and 2012 was $9,368 and $5,245, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2013.

Note 7 – Intangible Assets Other Than Goodwill

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

Consideration for License

As the sole and exclusive consideration for the rights and license granted in the Exclusive License Agreement, each of the Licensors received, on the date of signing, 3,000,000 shares of the common stock of PSI, or 6,000,000 shares of PSI in aggregate, which were valued at the stockholders’ cost basis of nil.

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

Consideration for License

As the sole and exclusive consideration for the rights and license granted in the Exclusive License Agreement, the Licensor received, on the date of signing, 5,000 shares of the common stock of PSI, which was valued at the stockholder’s cost basis of $5,000.

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

Amortization Expense

Amortization expense for the reporting period ended December 31, 2013 and 2012 was $62 each.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(23,018)	(18,956)

		301,982	306,044

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(139,664)	(113,477)

		1,955,336	1,981,527

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(162,682)	(132,433)

		$2,257,318	$2,287,567

Amortization Expense

Amortization expense for the reporting period ended December 31, 2013 and 2012 was $30,249 each.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

CNS

Non-Compete agreement	3	$120,000	$120,000

Accumulated amortization		(56,661)	(46,662)

		63,339	73,338

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(40,000)	(32,500)

		80,000	87,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(96,661)	(79,162)

		$143,339	$160,838

Amortization Expense

Amortization expense for the reporting period ended December 31, 2013 and 2012 was $17,499 each.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

CNS

Trademark	7	$110,000	$110,000

Accumulated amortization		(17,323)	(14,266)

		92,677	95,734

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(72,500)	(57,500)

		347,500	362,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(47,500)	(40,000)

		162,500	170,000

Total

Trademarks		740,000	740,000

Accumulated amortization		(137,323)	(111,766)

		$602,677	$628,234

Amortization Expense

Amortization expense for the reporting period ended December 31, 2013 and 2012 was $25,557 each.

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

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	December 31, 2013	September 30, 2013

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated amortization	(-)	(-)

	2,868,045	2,868,045

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated amortization	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	4,584,648	4,584,648

Accumulated amortization	(-)	(-)

	$4,584,648	$4,584,648

Impairment

The Company completed the annual impairment test of goodwill and determined that there was no impairment as the fair value of goodwill, substantially exceeded their carrying values at September 30, 2013.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

Website development costs	3	$22,809	$22,809

Less accumulated amortization		(10,308)	(8,826)

		$12,501	$13,983

(i)

Amortization Expense

Amortization expense for the reporting period ended December 31, 2013 and 2012 was $1,482 and $1,482, respectively.

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

Note Receivable – Chairman, President and CEO

	December 31, 2013	September 30, 2013

On September 30, 2013, Mr. Andrew Kandalepas, Chairman, President and CEO of the Company (“Maker”), hereby promises to pay to the order of Wellness Center USA, Inc. ("Lender"), the principal sum of Two Hundred Fifty Thousand Dollars and No/100 Dollars ($250,000), together with interest at 7.0% per annum, in six quarterly payments of principal and accrued interest, beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before July 1, 2015  (the "Maturity Date"). After the Maturity Date, and in addition to the interest described above which is due on or prior to the Maturity Date, Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to ten percent (10%) (the "Default Rate"). The interest accruing under this paragraph shall be immediately due and payable by Maker to, and shall be additional indebtedness evidenced by, this Note.

	$250,000	$250,000

Current maturity of note receivable - Chairman, President and CEO	(125,000)	(83,333)

Note receivable - Chairman, President and CEO, net of current maturity	$125,000	$166,667

Note Payable – Related Party

	December 31, 2013	September 30, 2013

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Long-Term Notes Payable – Officers

	December 31, 2013	September 30, 2013

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

Original amount	$120,886	$120,886

Repayments from inception to date	(32,862)	(26,956)

Remaining balance	88,024	93,930

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

Original amount	75,322	75,322

Repayments from inception to date	(26,898)	(28,515)

Remaining balance	48,424	46,807

	$136,448	$140,737

Note 11 – Commitments and Contingencies

Employment Agreements - CNS

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

Effective January 24, 2014, the employment agreement of William A. Lambos, PhD. and his employment thereunder was terminated by the action of the Company’s Board of Directors. Dr. Lambos subsequently resigned from the Board of Directors.

Employment Agreement - Peter A. Hannouche

On August 2, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Peter A. Hannouche (the “Executive”) with the same terms and conditions of the Employment Agreement with William A. Lambos.

Effective January 24, 2014, the employment agreement of Peter A. Hannouche and his employment thereunder was terminated by the action of the Company’s Board of Directors. Mr. Hannouche subsequently resigned from the Board of Directors.

Employment Agreements - PSI

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

Term

The term of this Agreement shall commence on the Effective Date and shall continue until the one (1) year anniversary of the Effective Date. The term of this Agreement shall automatically renew for successive periods of one (1) year following the expiration of the initial term or any renewal term, unless the Company or the Employee provides notice to the other, at least thirty (30) days prior to the expiration of the expiring term, that such party does not desire to continue the employment relationship between the Company and the Employee following the last day of the expiring term ("Termination notice").

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$17,186

2015	5,728

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$110,969

2015	152,402

$263,371

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$21,668

2015	6,420

$28,088

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

During the quarter ended September 30, 2013, the Company raised $1,648,500 from the issuance of (i) 4,121,250 common shares of the Company; (ii) warrants to purchase 4,121,250 common shares with an exercise price of $0.75 per share, expiring five (5) years from the date of issuance, and (iii) warrants to purchase 250,000 common shares with an exercise price of $0.45 per share expiring five (5) years from the date of issuance; of which $1,281,297 ($0.31 per common share) and $367,203 ($0.29 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively. In connection with this tranche of equity finance the Company paid certain placement agents finder's fee at 10%, or $148,550 in the aggregate.

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

On July 18, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to provide marketing and promotion services for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 per month in cash; and (ii) grant (a) 50,000 shares of its common stock for the first month of engagement and (b) 20,000 shares of common stock per subsequent month. During the period ending September 30, 2013, the Company issued 70,000 common shares in aggregate to the consultant which were valued at $0.40 per share, the PPM price, or $28,000, all of which were expensed as consulting fees. On October 8, 2013, the Company issued 20,000 common shares to the consultant valued at $0.40 per share, the PPM price, or $8,000, all of which were expensed as consulting fees during the period ending December 31, 2013.

On September 3, 2013, the Company entered into a service agreement (the "Service Agreement") with a marketing firm (the "Consultant”). Under the terms and conditions of the Service Agreement, the Consultant agreed to provide marketing and public relation services for the Company through the end of 2013.  As consideration for the services, the Company would pay (i) $2,000 per month in cash; and (ii) $2,000 worth of the Company’s common stock.  The Company also entered another public event service agreement with the consultant for compensation of $4,600 in cash and $2,250 worth of common stock. The Company issued 10,625 common shares in aggregate to the consultant which were valued at $0.40 per share, the PPM price, or $4,250, all of which were expensed as consulting fees.

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

The estimated fair value of the stock options was $1,491 on the date of grant, which are recorded as consulting fees.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Shares	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Vested and exercisable, December 31, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000	1.75	$0.01	1,600,000	1.75	$0.01

$0.01	200,000	2.12	0.01	200,000	2.12	0.01

$0.44	50,000	3.45	0.44	50,000	3.45	0.44

$0.75	10,000	5.00	0.75	10,000	5.00	0.75

$1.00	750,000	7.20	1.00	750,000	7.20	1.00

$2.00	650,000	8.40	2.00	650,000	8.40	2.00

$0.01 - 2.00	3,260,000	4.38	$0.64	3,260,000	4.38	$0.64

As of December 31, 2013, there were 4,250,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

The estimated relative fair value of the warrants was $662,992 at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 -1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Earned and exercisable, December 31, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,396,293	3.84	$0.42	14,396,293	3.84	$0.28

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segments

	December 31, 2013
	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution	Total
ASSETS
Current Assets
Cash	1,522	17,672	(10,204)	-	8,990
Accounts receivable	-	1,385	31,500	-	32,885
Inventories	-	-	180,175	-	180,175
Current maturity of note receivable – Chairman and CEO	119,478	-	-	-	119,478
Prepayments and other current assets	46,559	-	416	-	46,975

Total current assets	167,559	19,057	201,887	-	388,503

Property and Equipment
Property and equipment	18,390	18,459	80,956	-	117,805
Accumulated depreciation	(3,497)	(11,691)	(37,480)	-	(52,668)

Property and equipment, net	14,893	6,768	43,476	-	65,137

Exclusive Licenses
Exclusive licenses	-	-	5,000	-	5,000
Accumulated amortization	-	-	(750)	-	(750)

Exclusive licenses, net	-	-	4,250	-	4,250

Acquired Technologies
Acquired technologies
Acquired technologies - CNS	-	325,000	-	-	325,000
Acquired technologies - PSI	-	-	2,095,000	-	2,095,000
Accumulated amortization
Accumulated amortization - CNS	-	(23,018)	-	-	(23,018)
Accumulated amortization - PSI	-	-	(139,664)	-	(139,664)

Acquired technologies, net	-	301,982	1,955,336	-	2,257,318

Non-Compete Agreements
Non-compete agreements
Non-compete Agreement - CNS	-	120,000	-	-	120,000
Non-compete Agreement - PSI	-	-	120,000	-	120,000
Accumulated amortization
Accumulated amortization - CNS	-	(56,661)	-	-	(56,661)
Accumulated amortization - PSI	-	-	(40,000)	-	(40,000)

Non-compete agreements, net	-	63,339	80,000	-	143,339

Trademarks
Trademarks
Trade Mark:TM - CNS	-	110,000	-	-	110,000
Trade Mark:TM - PL	-	-	420,000	-	420,000
Trade Mark:TM - PS	-	-	210,000	-	210,000
Accumulated amortization
Accumulated amortization - CNS	-	(17,323)	-	-	(17,323)
Accumulated amortization - PL	-	-	(72,500)	-	(72,500)
Accumulated amortization - PS	-	-	(47,500)	-	(47,500)

Trademarks, net	-	92,677	510,000	-	602,677

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(10,308)	-	-	-	(10,308)

Website development costs, net	12,501	-	-	-	12,501

Other Assets
Goodwill
Goodwill - CNS	-	2,868,045	-	-	2,868,045
Goodwill - PSI	-	-	1,716,603	-	1,716,603
Note receivable - Chairman and CEO, net of current maturity	130,522	-	-	-	130,522
Security deposits	-	36,939	1,760	-	38,699

Total other assets	130,522	2,904,984	1,718,363	-	4,753,869

Total assets	325,475	3,388,807	4,513,312	-	8,227,594

Wellness Center USA, Inc.

Operations By Segments

	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution	Total
Revenue
Patient services	-	83,906	-	-	83,906
Sales	-	-	-	2,361	2,361

Total revenue	-	83,906	-	2,361	86,267

Cost of goods sold	-	-	-	1,706	1,706

Gross margin	-	83,906	-	655	84,561

Operating expenses
Amortization expense	74,787	-	-	-	74,787
Consulting fees	64,000	-	-	-	64,000
Professional fees	7,102	-	5,500	-	12,602
Rent expense - related party	6,004	-	-	-	6,004
Rent expense	-	42,336	6,420	-	48,756
Research and development	-	-	441	-	441
Salaries - officers	50,000	75,000	34,475	-	159,475
Salaries - others	10,000	60,159	14,808	-	84,967
Selling expenses	-	3,338	14,525	-	17,863
General and administrative expenses	62,032	47,285	43,135	-	152,452

Total operating expenses	273,925	228,118	119,304	-	621,347

Loss from operations	(273,925)	(144,212)	(119,304)	655	(536,786)

Other (income) expense
Interest expense - related party	-	839	-	-	839
Other (income) expense	-	998	-	-	998

Other (income) expense, net	-	1,837	-	-	1,837

Loss before income tax provision	(273,925)	(146,049)	(119,304)	655	(538,623)

Income tax provision	-	-	-	-	-

Net loss	(273,925)	(146,049)	(119,304)	655	(538,623)

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On January 28, 2014 the Company issued a Press Release announcing that it entered into an Exchange Agreement to acquire National Pain Centers, Inc. (“NPC”), a Nevada corporation based in Deer Park, Illinois, involved with acquisitions and management of top-tier medical practices in the interventional and multi-modal pain management sector.

Pursuant to the Exchange Agreement dated January 28, 2014, by and between NPC, the Company will acquire all of the issued and outstanding shares of common stock in NPC for and in consideration of the issuance of 5,000,000 shares of common stock of the Company.  The Exchange Agreement contains customary representations, warranties, covenants and indemnities and is subject to customary closing conditions. The Exchange Agreement may be terminated by either party for specified reasons, including by either party if the closing does not occur on or before February 28, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

Except for historical information, this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Because forward-looking statements may involve known and unknown risks, uncertainties, and other factors that could impact our actual results, performance, or achievements, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this Report, the Company’s Annual Report on Form 10-K and other reports that the Company files with the Securities and Exchange Commission.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

Background

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010.  The Company is engaged in the healthcare and medical device solutions business that addresses important healthcare and wellness needs. The Company started out as an online nutraceutical store but has expanded into additional businesses within the healthcare and medical sectors, through two acquisitions, CNS Wellness Florida, LLC (CNS) and Psoria-Shield Inc. (PSI). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others. Our online web-based store “aminofactory.com”, is designed to market customized vitamins and other nutritional supplements to the sports industry.

CNS

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

PSI

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

We relied upon CNS’s management team including William A. Lambos and Peter A. Hannouche to manage the CNS business through the period covered in this Report, but their employment terminated on January 24, 2014. We are currently considering management alternatives.

We rely upon PSI’s current executive management, Mr. Scot L. Johnson, to operate PSI’s business. Mr. Johnson founded PSI, developed its operation and business plans, serves as its principal executive officer, and manages all aspects of the business. Although we have an employment agreement with Mr. Johnson, we cannot guarantee that he will remain affiliated with us.

Results of Operations

For the Three Months Ended December 31, 2013

For the three months ended December 31, 2013, we earned $86,267 in revenues, incurred $1,706 in cost of revenues, resulting $84,561 in gross margin. We expended $64,000; $12,602; $54,760; $441; $244,442; $17,863; and $152,452; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $538,623 for the three months ended December 31, 2013.

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

The detailed segment information of the Company is as follows:

	Corporate Headquarter	Patient Services	Medical Devices	Nutritional Supplement Distribution	Total
Revenue
Patient services	-	83,906	-	-	83,906
Sales	-	-	-	2,361	2,361

Total revenue	-	83,906	-	2,361	86,267

Cost of goods sold	-	-	-	1,706	1,706

Gross margin	-	83,906	-	655	84,561

Operating expenses
Amortization expense	74,787	-	-	-	74,787
Consulting fees	64,000	-	-	-	64,000
Professional fees	7,102	-	5,500	-	12,602
Rent expense - related party	6,004	-	-	-	6,004
Rent expense	-	42,336	6,420	-	48,756
Research and development	-	-	441	-	441
Salaries - officers	50,000	75,000	34,475	-	159,475
Salaries - others	10,000	60,159	14,808	-	84,967
Selling expenses	-	3,338	14,525	-	17,863
General and administrative expenses	62,032	47,285	43,135	-	152,452

Total operating expenses	273,925	228,118	119,304	-	621,347

Loss from operations	(273,925)	(144,212)	(119,304)	655	(536,786)

Other (income) expense
Interest expense - related party	-	839	-	-	839
Other (income) expense	-	998	-	-	998

Other (income) expense, net	-	1,837	-	-	1,837

Loss before income tax provision	(273,925)	(146,049)	(119,304)	655	(538,623)

Income tax provision	-	-	-	-	-

Net loss	(273,925)	(146,049)	(119,304)	655	(538,623)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of December 31, 2013, our cash balance was $8,990. Management estimated that our current monthly burn rate is approximately $207,116. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the three months ended December 31, 2013 we raised $0 and $0 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

PSI was issued one patent on its Psoria-Light technology on July 9, 2013, US 8,481,982, covering a unique patient safety feature.  No other patents have been issued for CNS or PSI products or methods, or any of the other technology associated with such products, and we cannot guarantee that any other patents will be issued for such products or any of the technology associated with such products.

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We employed four (4) full-time and eleven (11) part-time employees within CNS, three (3) full-time employees and five (5) part-time employees within PSI through the period covered by this Report; however, employment of Mr. Lambos and Mr. Hannouche  ended on January 24, 2014, followed by CNS staff on February 6, 2014. We are currently considering management and staffing alternatives.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on

January 14, 2014.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended December  31, 2013.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December  31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2013 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: February 19 2014	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	February 19, 2014
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 19, 2014
Periklis Papadopoulos

/s/ Evan T. Manolis	Director and Secretary	February 19, 2014
Evan T. Manolis

/s/ Scot L. Johnson	President of PSI and Director	February 19, 2014
Scot L. Johnson