Form 10-Q
period 2014-03-31
Wellness Center USA, Inc.
filed 2014-05-20
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes      . No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 50,905,909 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

March  31, 2014

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67
Item 3	Quantitative and Qualitative Disclosures About Market Risk	73
Item 4.	Control and Procedures	74

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	74
Item 1A	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures.	74
Item 5.	Other Information	74
Item 6.	Exhibits	75

SIGNATURE

Wellness Center USA, Inc.

March 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2014 (Unaudited) and September 30, 2013	5

Consolidated Statements of Operations for the Six Months and Three Months Ended March 31, 2014 and 2013 (Unaudited)	7

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended March 31, 2014 (Unaudited) and for the Fiscal Year Ended September 30, 2013	8

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013 (Unaudited)	11

Notes to the Consolidated Financial Statements (Unaudited)	12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Wellness Center USA, Inc.

Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$35,945	$499,246
Accounts receivable	34,605	4,472
Inventories	183,118	135,485
Current maturity of note receivable - Chairman and CEO	162,233	83,333
Prepayments and other current assets	20,983	7,475

Total current assets	436,884	730,011

Property and Equipment
Property and equipment	117,805	117,805
Accumulated depreciation	(59,327)	(43,300)
Property and equipment, net	58,478	74,505

Exclusive Licenses
Exclusive licenses	5,000	5,000
Accumulated amortization	(813)	(688)

Exclusive licenses, net	4,187	4,312

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(192,931)	(132,433)
Accumulated impairment	(297,920)

Acquired technologies, net	1,929,149	2,287,567

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(114,160)	(79,162)
Accumulated impairment	(53,340)	-

Non-compete agreements, net	72,500	160,838

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(162,880)	(111,766)
Accumulated impairment	(89,620)	-

Trademarks, net	487,500	628,234

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(11,795)	(8,826)

Website development costs, net	11,014	13,983

Goodwill
Goodwill	5,784,648	4,584,648
Accumulated impairment	(2,868,045)	-

Goodwill, net	2,916,603	4,584,648

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	166,667
Security deposits	38,699	38,699

#	126,466	205,366

Total assets	$6,042,781	$8,689,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$143,428	$39,749
Accounts payable - related party	67,153	67,153
Accrued interest - related parties	11,107	9,445
Accrued payroll - officers	25,000	-
Accrued warranty	12,000	12,000
Credit cards payable	44,187	60,866
Current portion of deferred rent	11,363	11,363
Advances from related parties	224,736	224,736
Note payable - related party	37,139	37,139
Accrued expenses and other current liabilities	105,709	57,062

Total current liabilities	684,950	519,513

Long-term Liabilities
# Deferred rent, net of current portion	12,317	18,000
# Long-term notes payable - officers	136,448	140,737

Total long-term liabilities	148,765	158,737

Total liabilities	833,715	678,250

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
50,905,909 and 45,110,670 shares issued and outstanding, respectively	50,906	45,111
Additional paid-in capital	12,994,039	11,340,244
Accumulated deficit	(7,835,879)	(3,374,141)

Total stockholders' equity	5,209,066	8,011,214

Total liabilities and stockholders' equity	$6,042,781	$8,689,464

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

		For the Six Months	For the Three Months	For the Six Months	For the Three Months
		Ended	Ended	Ended	Ended
		March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2013
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
	Patient services	$102,156	$18,250	$97,878	$51,593
	Sales	3,030	669	-	-

-	Total revenue	105,186	18,919	97,878	51,593

Cost of goods sold		2,238	532	-	-

Gross margin		102,948	18,387	97,878	51,593

Operating expenses
	Consulting fees	87,195	23,195	607,295	569,880
	Professional fees	85,318	72,716	160,352	66,712
	Rent expense - related party	12,663	6,659	12,398	6,292
	Rent expense	93,319	44,563	89,508	42,443
	Research and development	441	-	2,919	150
	Salaries - officers	444,940	285,465	333,654	165,385
	Salaries - others	150,003	65,036	85,340	39,433
	Selling expenses	18,778	915	36,799	10,242
	Depreciation and amortization	151,391	76,604	149,643	74,856
	Impairment of intangible assets and goodwill	3,308,925	3,308,925	-	-
	General and administrative expenses	214,621	62,169	153,473	73,891

	Total operating expenses	4,567,594	3,946,247	1,631,381	1,049,284

Loss from operations		(4,464,646)	(3,927,860)	(1,533,503)	(997,691)

Other (income) expense
	Interest expense	-	-	4,286	1,036
	Interest expense - related party	1,662	823	2,672	556
	Other (income) expense	(4,570)	(5,568)	4,104	2,737

	Other (income) expense, net	(2,908)	(4,745)	11,062	4,329

Loss before income tax provision		(4,461,738)	(3,923,115)	(1,544,565)	(1,002,020)

Income tax provision		-	-	-	-

Net loss		$(4,461,738)	$(3,923,115)	$(1,544,565)	$(1,002,020)

-	Net loss per common share - basic and diluted	$(0.10)	$(0.08)	$(0.05)	$(0.03)

	Weighted Average Common Shares Outstanding - basic and diluted	46,248,304	47,392,619	33,746,214	35,691,959

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholder’s Equity

For the Interim Period  Ended March 31, 2014 (Unaudited) and for the Fiscal Year Ended September 30, 2013

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, September 30, 2012	30,978,237	$30,978	7,604,440	$(557,111)	$7,078,307

Common shares issued to an IR firm for
services on October 1, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500

Common shares issued to an IR firm for
services on November 1, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600

Issuance of common shares for cash at
$0.10 per share on November 29, 2012	1,447,550	1,448	143,307	-	144,755

Conversion of accured interest to the
common shares at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250

Issuance of common shares and warrants for
cash at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300

Exercise of warrants with exercise price of
$0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770

Common shares issued to consultant for
future services on March 13, 2012 earned during the quarter ended December 31,
2012 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future
services on March 13, 2012 earned during the quarter ended December 31,
2012 valued at $1.10 per share	-	-	3,565	-	3,565

Issuance of common shares for IR services
on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000

Issuance of warrants for IR services
on February 26, 2013 valued at $0.30 per share	-	-	47,490	-	47,490

Issuance of common shares for financing
services on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000

Issuance of warrants for financing services
on March 17, 2013 valued at $0.30 per share	-	-	63,080	-	63,080

Issuance of common shares and warrants for
cash at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981

Exercise of warrants with an exercise price
of $0.01 per share during the quarter ended March 31, 2013	80,000	80	720	-	800

Common shares issued to consultant for
future services on March 13, 2012 earned during the quarter ended March 31,
2013 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future
services on March 13, 2012 earned during the quarter ended March 31,
2013 valued at $1.10 per share	-	-	3,570	-	3,570

Common shares issued for consulting
services on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000

Common shares issued for chartible
contribution on April 9, 2013 valued at $0.30 per share	30,000	30	8,970	-	9,000

Issuance of warrants for financing services
on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289

Cashless exercise of warrants with exercise
price of $0.30 per share exercised on April 19, 2013	59,201	59	17,701	-	17,760

Cashless exercise of warrants
exercised on April 19, 2013	(14,558)	(15)	(17,745)	-	(17,760)

Exercise of warrants with an exercise price
of $0.01 per share exercised on May 7, 2013	100,000	100	900	-	1,000

Issuance of common shares and warrants for
cash at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000

Exercise of warrants with an exercise price
of $0.45 per share exercised on May 29, 2013	100,001	100	44,900	-	45,000

Issuance of common shares and warrants for
cash at $0.30 per unit during the quarter ending June 30, 2013	601,668	601	179,899	-	180,500

Issuance of common shares and warrants for
cash at $0.40 per share during the quarter ending September 30, 2013	4,121,250	4,121	1,644,379	-	1,648,500

Finder's fees paid in connection with the
private placements during the quarter ending September 30, 2013	-	-	(148,550)	-	(148,550)

Exercise of warrants with an exercise price
of $0.10 per share on July 13 and September 13, 2013	87,000	87	783	-	870

Common shares issued for employee
services on July 3, 2013 valued at $0.10 per share	244,260	244	24,182	-	24,426

Issuance of options for advisory services
on September 6, 2013	-	-	1,491	-	1,491

Common shares issued per consulting
agreement valued at $0.40 per share during the quarter ending September 30, 2013	80,625	81	32,169	-	32,250

Issuance of common shares and warrants for
conversion of convertible notes at $0.30 per share on September 27, 2013	453,334	453	135,547	-	136,000

Forgiveness of debt by stockholder			25,000	-	25,000

Net loss				(2,817,030)	(2,817,030)

Balance, September 30, 2013	45,110,670	45,111	11,340,244	(3,374,141)	8,011,214

Common shares issued per consulting
agreement valued at $0.40 per share during quarter ending December 31, 2013	20,000	20	7,980	-	8,000

Finder fees paid in connection with the
private placements during quarter ending September 30, 2013	-	-	(9,850)	-	(9,850)

Issuance of common shares and warrants for
cash at $0.30 per share in January, 2014	396,667	397	118,603	-	119,000

Issuance of common shares and warrants for
cash at $0.35 per share in January, 2014	228,572	228	79,772	-	80,000

Issuance of common shares for acquisition
of NPC on February 28, 2014	5,000,000	5,000	1,195,000	-	1,200,000

Issuance of options for director services
on February 28, 2014	-	-	194,940	-	194,940

Issuance of common shares and warrants for
cash at $0.45 per share on March 28, 2014	150,000	150	67,350	-	67,500

Net loss	-	-	-	(4,461,738)	(4,461,738)

Balance, March 31, 2014	50,905,909	$50,906	$12,994,039	$(7,835,879)	$5,209,066

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,461,738)	$(1,544,565)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	8,000	383,850
Warrants and options issued for compensation and services	194,940	117,705
Depreciation expense	16,027	13,953
Amortization expense	149,704	149,699
Impairment of intangible assets and goodwill	3,308,925	-
Changes in operating assets and liabilities:
Accounts receivable	(30,133)	-
Inventories	(47,633)	4,200
Prepayments and other current assets	(13,508)	(49,457)
Accounts payable	99,352	(99,406)
Accounts payable - related party	-	(5,500)
Accrued interest - related party	1,662	2,672
Accrued payroll - officers	25,000	107,650
Credit cards payable	(16,679)	(7,638)
Deferred rent	(5,683)	(5,681)
Customer deposits	7,455	(2,940)
Accrued expenses and other current liabilities	48,647	65,245

Net cash used in operating activities	(715,662)	(870,213)

Cash flows from investing activities:
Purchases of property and equipment	-	(16,328)

Net cash used in investing activities	-	(16,328)

Cash flows from financing activities:
Advances from (repayments to) related parties	-	(54,173)
Proceeds from convertible notes payable	-	58,000
Repayments of long-term notes payable - officers	(4,289)	(23,590)
Proceeds from sale of common stock and warrants for cash, net	256,650	1,230,035
Proceeds from exercise of warrants	-	18,570

Net cash provided by (used in) financing activities	252,361	1,228,842

Net change in cash	(463,301)	342,301

Cash at beginning of the period	499,246	116,204

Cash at end of the period	$35,945	$458,505

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of NPC	$1,200,000	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

March 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in the following business segments: (i) nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; and (iv) management of top-tier medical practices in the interventional and multi-modal pain management sector.

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

Suspension of the Operation of CNS Wellness Florida, LLC

As of January 24, 2014 the operation of CNS Wellness Florida, LLC has been suspended. The Company impaired remaining balances of all intangible assets associated with acquisition of CNS as of March 31, 2014.

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

Acquisition of National Pain Centers, Inc

On January 28, 2014, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of common stock of National Pain Centers, Inc. ("NPC"), a Nevada holding corporation based in Deer Park, Illinois.

On February 28, 2014, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding shares of common stock of NPC for and in consideration of the issuance of 5,000,000 shares of common stock of the Company pursuant to the Exchange Agreement valued at $0.24 per share or $1,200,000, the relative fair value of the PPM consummated on January 13, 2014 with a relative value of $0.11 per share for the warrants on the $0.35 offering immediately prior to the consummation of the Exchange Agreement, which was recorded as goodwill as NPC is a newly formed entity.  NPC is now operated as a wholly-owned subsidiary of the Company.

National Pain Centers, Inc. ("NPC")

National Pain Centers, Inc. ("NPC") was incorporated on January 24, 2014 under the laws of the State of Nevada. NPC engages in acquisitions and management of top-tier medical practices in the interventional and multi-modal pain management sector.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CNS Wellness Florida, LLC	The State of Florida	May 26, 2009 (August 2, 2012)	100%

Psoria-Shield Inc.	The State of Florida	June 17, 2009 (August 24, 2012)	100%

National Pain Centers, Inc	The state of Nevada	January 24, 2014 (February 28, 2014)	100%

The consolidated financial statements include all accounts of the Company, NPC, CNS and PSI as of reporting periods end date and for the reporting periods then ended.

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

There was no allowance for doubtful accounts at March 31, 2014 or September 30, 2013, or bad debt expense for the reporting periods then ended.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or September 30, 2013.

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

There was no inventory obsolescence for the reporting period ended March 31, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2014 or 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended March 31,2014	For the Reporting Period Ended March 31, 2013

Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrant were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Convertible note payable of $50,000 issued on October 11, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	-

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	-

Sub-total: convertible notes payable shares and related warrant shares	453,334	720,000

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	-

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	-

Sub-total: Stock option shares	5,060,000	3,250,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,434,334	2,701,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	336,667

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	-

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	-

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	-

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	-

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	-

Sub-total: Warrant shares	15,568,198	9,670,376

Total potentially outstanding dilutive common shares	21,081,532	13,693,710

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(iii) Acquisition of National Pain Centers, Inc

On January 28, 2014, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of common stock of National Pain Centers, Inc. ("NPC"), a Nevada holding corporation based in Deer Park, Illinois.

On February 28, 2014, the Company consummated the Exchange Agreement entered into on January 28, 2014 and acquired all of the issued and outstanding shares of common stock of NPC for and in consideration of the issuance of 5,000,000 shares of common stock of the Company pursuant to the Exchange Agreement valued at $0.24 per share or $1,200,000, the relative fair value of the PPM consummated on January 13, 2014 immediately prior to the consummation of the Exchange Agreement, which was recorded as goodwill as NPC is a newly formed entity.  NPC is now operated as a wholly-owned subsidiary of the Company.

Note 5 – Inventories

Inventories consisted of the following:

	March 31, 2014		September 30, 2013

Purchased parts for assembly	$57,131		$135,485

Finished goods	125,987	*	-

	$183,118		$135,485

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at March 31, 2014 or September 30, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended March 31, 2014 or 2013.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

Auto	3	$15,000	$15,000

Computer equipment	5	12,112	12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	16,239	16,239

Software	3	32,276	32,276

		117,805	117,805

Less accumulated depreciation		(59,327)	(43,300)

		$58,478	$74,505

 (i)

Depreciation Expense

Depreciation expense was $16,027 and $13,953 for the reporting period ended March 31, 2014 and 2013, respectively.

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

Amortization Expense

Amortization expense was $125 each for the reporting period ended March 31, 2014 and 2013.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(27,080)	(18,956)

Accumulated impairment		(297,920)	-

		-	306,044

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(165,851)	(113,477)

Accumulated impairment		(-)	-

		1,929,149	1,981,527

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(192,931)	(132,433)

Accumulated impairment		(297,920)	-

		$1,929,149	$2,287,567

Amortization Expense

Amortization expense was $60,498 each for the reporting period ended March 31, 2014 and 2013.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

CNS

Non-Compete agreement	3	$120,000	$120,000

Accumulated amortization		(66,660)	(46,662)

Accumulated impairment		(53,340)	-

		-	73,338

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(47,500)	(32,500)

Accumulated impairment		(-)	-

		72,500	87,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(114,160)	(79,162)

Accumulated impairment		(53,340)	-

		$72,500	$160,838

Amortization Expense

Amortization expense was $34,998 each for the reporting period ended March 31, 2014 and 2013.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

CNS

Trademark	7	$110,000	$110,000

Accumulated amortization		(20,380)	(14,266)

Accumulated impairment		(89,620)	-

		-	95,734

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(87,500)	(57,500)

Accumulated impairment		(-)	-

		332,500	362,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(55,000)	(40,000)

Accumulated impairment		(-)	-

		155,000	170,000

Total

Trademarks		740,000	740,000

Accumulated amortization		(162,880)	(111,766)

Accumulated impairment		(89,620)	-

		$487,500	$628,234

Amortization Expense

Amortization expense was $51,114 each for the reporting period ended March 31, 2014 and 2013.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements and trademarks and determined that there was total 440,880 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks.

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	March 31, 2014	September 30, 2013

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(2,868,045)	(-)

	-	2,868,045

Acquisition of NPC

Goodwill	$1,200,000	$-

Accumulated impairment	(-)	(-)

	1,200,000	-

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	5,784,648	4,584,648

Accumulated impairment	(2,868,045)	(-)

	$2,916,603	$4,584,648

Impairment

The Company completed the interim impairment test of goodwill and determined that there was an impairment of $2,868,045 to the goodwill at March 31, 2014.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

Website development costs	3	$22,809	$22,809

Less accumulated amortization		(11,795)	(8,826)

		$11,014	$13,983

(i)

Amortization Expense

Amortization expense was $2,969 and $2,969 for the reporting period ended March 31, 2014 and 2013, respectively.

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

Note Receivable – Chairman, President and CEO

	March 31, 2014	September 30, 2013

On September 30, 2013, Mr. Andrew Kandalepas, Chairman, President and CEO of the Company (“Maker”), issued a note to pay to the order of Wellness Center USA, Inc. ("Lender"), the principal sum of Two Hundred Fifty Thousand Dollars ($250,000), together with interest at 7.0% per annum, in six quarterly payments of principal and accrued interest, beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before July 1, 2015  (the "Maturity Date"). After the Maturity Date, and in addition to the interest described above which is due on or prior to the Maturity Date, Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to ten percent (10%) (the "Default Rate"). The interest accruing under this paragraph shall be immediately due and payable by Maker to, and shall be additional indebtedness evidenced by, this Note.

	$250,000	$250,000

Current maturity of note receivable - Chairman, President and CEO	(162,233)	(83,333)

Note receivable - Chairman, President and CEO, net of current maturity	$87,767	$166,667

Mr. Kandalepas paid $10,000 toward $45,038.75 due April 1, 2014 and is trying his best to pay the remaining balance prior to June 30, 2014.

Note Payable – Related Party

	March 31, 2014	September 30, 2013

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Long-Term Notes Payable – Officers

	March 31, 2014	September 30, 2013

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

On April 11, 2014, Scot Johnson entered in to a separation agreement (“Separation Agreement”) with the Company where he resigned from all positions and employment with the Company and the Employment agreement with the Company was terminated.

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

Employment Agreements - NPC

Employment Agreement – Jay Joshi, MD

On February 28, 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Jay Joshi, MD, a physician (the “Executive”). Under the Employment Agreement, the Company acquired from the Executive all of the Executive’s shares of common stock in National Pain Centers, Inc, a Nevada corporation, in exchange for 5,000,000 shares of $0.001 par value common stock of the Company, for the consideration given and received herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Executive and the Company hereby agree as follows:

Term

The Executive’s employment under this Agreement shall commence on the date hereof, and this Agreement shall commence as of that date and shall continue in effect until February 27, 2019.  The parties expressly understand that nothing in this Agreement is a guarantee or assurance of employment for any specific period of time.  Rather, subject to the notice provisions set forth in Section 6(c), the Executive understands that he is an at-will Executive, and that the Company may terminate his employment at any time, and the Executive is similarly free to resign at any time.

Duties

The Executive is engaged to serve as the Chief Medical Officer of the Company and the President and CEO of the Company’s wholly-owned subsidiary, NPC.  Executive shall have such duties as are customarily associated with such positions including but not limited to overall responsibility and authority for general operations, management, and employment matters and relationships, as well as such other senior executive duties as may from time to time be reasonably assigned to him by the Company’s CEO and/or Board of Directors.   In addition, at every election for the Company's Board of Directors while the Executive is employed by the Company hereunder, the Company will nominate the Executive to be elected to serve on the Board of Directors.

Compensations

(a) Base Salary.  The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $200,000, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company.  The base salary paid to the Executive is subject to such payroll and other deductions as may be agreed upon by the parties or required by law.  This salary shall be paid in accordance with Company's customary biweekly payroll procedure.

(b) Benefits.  Upon the signing of the agreement, Executive shall be issued a signing stock option to purchase 400,000 Shares at an exercise price of $0.40. Further, provided Executive remains employed by the Company, he will be granted additional stock options to buy up to an aggregate total of 1,000,000 shares of the Company’s common stock, at a vesting schedule of 200,000 per quarter, starting with quarter ending September 30, 2014. Each Stock option tranche shall carry an exercise price equal to the then market closing price, at the end of each quarter. All other terms and conditions not specified herein will be treated in accordance with the Company’s 2010 Non-Qualified Stock Compensation Plan. In the event of an acquisition or merger of the Company, all options granted or scheduled to be granted shall convert immediately into the incumbent company’s shares or be paid in cash on a cashless provision.

Termination

The Executive or the Company may voluntarily elect to terminate this Agreement (a termination "Without Cause") by delivering to the other party, at least ninety (90) days prior to the date upon which termination is desired, by written notice of such intention to terminate.

Covenant not to Compete

The Executive covenants and agrees that during the term of the Executive's employment, whether pursuant to this Agreement, any renewal hereof, or otherwise, and for a period of one year (the “Restricted Period”) after the later of the expiration of this Agreement or the termination of his employment with the Company, in the State(s) in which the Company conducts business as of the Executive's termination of employment, he will not, directly or indirectly (through one or more intermediaries), whether individually, or as an officer, director, agent, shareholder of 5% or more of the applicable company’s outstanding equity shares, member, partner, joint venturer, investor (other than as a passive trader in publicly traded securities), consultant or otherwise, compete in whole or in part with the business then engaged in by the Company.

Employment Agreements - WCUI

Employment Agreement – Donald Swanson

On February 28, 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Donald Swanson (the “Executive”) for the consideration given and received herein, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Executive and the Company hereby agree as follows:

Term

The Executive’s employment under this Agreement shall commence on the date hereof, and this Agreement shall commence as of that date and shall continue in effect until February 27, 2017.  The parties expressly understand that nothing in this Agreement is a guarantee or assurance of employment for any specific period of time.  Rather, subject to the notice provisions set forth in Section 6(c), the Executive understands that he is an at-will Executive, and that the Company may terminate his employment at any time, and the Executive is similarly free to resign at any time.

Duties

The Executive is engaged to serve as the Chief Operating Officer of the Company, reporting to the Company's CEO. Executive shall have such duties as are customarily associated with such positions including but not limited to overall responsibility and authority for general operations, management, employment matters and relationships, as well as such other senior executive duties as may from time to time be reasonably assigned to him by the Company's CEO and/or Board of Directors. The Executive shall perform such services subject to the direction, supervision, and rules and regulations of the Company and the Company's Board of Directors.

Compensations

(a) Base Salary.  The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $200,000, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company.  The base salary paid to the Executive is subject to such payroll and other deductions as may be agreed upon by the parties or required by law.  This salary shall be paid in accordance with Company's customary biweekly payroll procedure.

(b) Benefits.  Upon the signing of the agreement, Executive shall be issued a signing stock option to purchase 1,400,000 Shares at an exercise price of $0.40. Further, provided Executive remains employed by the Company, he will be granted additional stock options to buy up to an aggregate total of 1,000,000 shares of the Company’s common stock, at a vesting schedule of 200,000 per quarter, starting with quarter ending September 30, 2014. Each Stock option tranche shall carry an exercise price equal to the then market closing price, at the end of each quarter. All other terms and conditions not specified herein will be treated in accordance with the Company’s 2010 Non-Qualified Stock Compensation Plan. In the event of an acquisition or merger of the Company, all options granted or scheduled to be granted shall convert immediately into the incumbent company’s shares or be paid in cash on a cashless provision.

Termination

The Executive or the Company may voluntarily elect to terminate this Agreement (a termination "Without Cause") by delivering to the other party, at least ninety (90) days prior to the date upon which termination is desired, by written notice of such intention to terminate.

Covenant not to Compete

The Executive covenants and agrees that during the term of the Executive's employment, whether pursuant to this Agreement, any renewal hereof, or otherwise, and for a period of one year (the “Restricted Period”) after the later of the expiration of this Agreement or the termination of his employment with the Company, in the State(s) in which the Company conducts business as of the Executive's termination of employment, he will not, directly or indirectly (through one or more intermediaries), whether individually, or as an officer, director, agent, shareholder of 5% or more of the applicable company’s outstanding equity shares, member, partner, joint venturer, investor (other than as a passive trader in publicly traded securities), consultant or otherwise, compete in whole or in part with the business then engaged in by the Company.

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$11,457

2015	5,728

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$74,521

2015	152,402

$226,923

CNS paid the rent through January 31, 2014 and accrued February 2014 and March 31, 2014 rent obligation on its books; however, CNS stopped paying the rent as of February 1, 2014. The Company is not aware of pending legal action involving the lease.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$12,840

2015	6,420

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

During the period ended March 31, 2014, the Company raised $266,450 from the issuance of (i) 775,239 common shares of the Company; (ii) warrants to purchase 793,333 common shares with an exercise price of $0.30 per share, expiring five (5) years from the date of issuance, and (iii) warrants to purchase 228,572 common shares with an exercise price of $0.35 per share expiring five (5) years from the date of issuance; and (iv) warrants to purchase 150,000 common shares with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.

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

On July 18, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to provide marketing and promotion services for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 per month in cash; and (ii) grant (a) 50,000 shares of its common stock for the first month of engagement and (b) 20,000 shares of common stock per subsequent month. During the period ending September 30, 2013, the Company issued 70,000 common shares in aggregate to the consultant valued at $0.40 per share, the PPM price, or $28,000, all of which were expensed as consulting fees. On October 8, 2013, the Company issued 20,000 common shares to the consultant valued at $0.40 per share, the PPM price, or $8,000, all of which were expensed as consulting fees during the period ending December 31, 2013.

On September 3, 2013, the Company entered into a service agreement (the "Service Agreement") with a marketing firm (the "Consultant”). Under the terms and conditions of the Service Agreement, the Consultant agreed to provide marketing and public relation services for the Company through the end of 2013. As consideration for the services, the Company would pay (i) $2,000 per month in cash; and (ii) $2,000 worth of the Company’s common stock. The Company also entered another public event service agreement with the consultant for compensation of $4,600 in cash and $2,250 worth of common stock. The Company issued 10,625 common shares in aggregate to the consultant valued at $0.40 per share, the PPM price, or $4,250, all of which were expensed as consulting fees.

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

February 28, 2014 Issuance

On February 28, 2014, the Company issued an option to purchase 1,800,000 shares of its common stock to two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance.

February 28, 2014

Expected life (year)	5

Expected volatility (*)	57.09%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.51%

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

The estimated relative fair value of the warrants was $55,097, $24,480, and $19,170, respectively, or $98,747, in aggregate, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,237	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,728	$-

Granted	1,800,000	0.40	0.40	194,939	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	5,060,000	$0.01 - 2.00	$0.64	$1,373,667	$-

Vested and exercisable, March 31, 2014	5,060,000	$0.01 - 2.00	$0.64	$1,373,667	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.25	$0.01	1,600,000	1.25	$0.01

$0.01	200,000	.	1.62	0.01	200,000	1.62	0.01

$0.44	50,000		2.95	0.44	50,000	2.95	0.44

$1.00	750,000		6.69	1.00	750,000	6.69	1.00

$2.00	650,000		7.90	2.00	650,000	7.90	2.00

$0.75	10,000		4.44	0.75	10,000	4.44	0.75

$0.40	1,800,000		4.92	0.40	1,800,000	4.92	0.40

$0.01 - 2.00	5,060,000		4.25	$0.56	5,060,000	4.25	$0.56

As of March 31, 2014, there were 2,450,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

January 2014 and March 2014 Issuances

On January 13, 2014 and March 28, 2014, the Company issued warrants to purchase 1,171,905 shares, in aggregate, consisting of warrants to purchase (i) 793,333 shares with an exercise price of $0.40 per share; (ii) 228,572 shares with an exercise price of $0.45 per share and (iii) 150,000 shares with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	January 13, 2014	March 28, 2014

Expected life (year)	5	5

Expected volatility (*)	58.28%	56.29%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.60%	1.73%

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

The estimated relative fair value of the warrants was $98,747, in aggregate, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 - 1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Granted	1,171,095	0.40 – 0.65	0.44	98,747	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	15,568,198	$0.01 - 2.31	$0.42	$1,387,899	$-

Earned and exercisable, March 31, 2014	15,568,198	$0.01 - 2.31	$0.42	$1,387,899	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	15,568,198	3.45	$0.42	15,568,198	3.45	$0.42

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

(iv)

Management of patient Services: which it stems from NPC, its wholly-owned subsidiary it acquired on February 28, 2014. NPC engages in acquisitions and management of top-tier medical practices in the interventional and multi-modal pain management sector.

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

The detailed segment information of the Company is as follows:

	March 31, 2014
	WCUI	CNS	NPC	PSI	WCUI	Consolidated
	Corporate Headquarter	Patient Services	Management Services	Medical Devices	Nutritional Supplement Distribution	Total
ASSETS
Current Assets
Cash	45,698	(5,539)		(4,214)		35,945
Accounts receivable	-	3,105		31,500		34,605
Inventories	-	-		183,118		183,118
Current maturity of note receivable - Chairman and CEO	162,233	-		-		162,233
Prepayments and other current assets	20,567	-		416		20,983

Total current assets	228,498	(2,434)	-	210,820	-	436,884

Property and Equipment
Property and equipment	18,390	18,459		80,956		117,805
Accumulated depreciation	(4,403)	(11,691)		(43,233)		(59,327)

Property and equipment, net	13,987	6,768	-	37,723	-	58,478

Exclusive Licenses
Exclusive licenses	-	-		5,000		5,000
Accumulated amortization	-	-		(813)		(813)

Exclusive licenses, net	-	-	-	4,187	-	4,187

Acquired Technologies
Acquired technologies
Acquired technologies - CNS		325,000				325,000
Acquired technologies - PSI				2,095,000		2,095,000
Accumulated amortization
Accumulated amortization - CNS		(27,080)				(27,080)
Accumulated amortization - PSI				(165,851)		(165,851)
Accumulated impairment
Accumulated impairment - CNS		(297,920)				(297,920)
Accumulated impairment - PSI						-

Acquired technologies, net	-	-	-	1,929,149	-	1,929,149

Non-Compete Agreements
Non-compete agreements
Non-compete Agreement - CNS		120,000				120,000
Non-compete Agreement - PSI				120,000		120,000
Accumulated amortization
Accumulated amortization - CNS		(66,660)				(66,660)
Accumulated amortization - PSI				(47,500)		(47,500)
Accumulated impairment
Accumulated impairment - CNS		(53,340)				(53,340)
Accumulated impairment - PSI						-

Non-compete agreements, net	-	-	-	72,500	-	72,500

Trademarks
Trademarks
Trade Mark:TM - CNS		110,000				110,000
Trade Mark:TM - PL				420,000		420,000
Trade Mark:TM - PS				210,000		210,000
Accumulated amortization
Accumulated amortization - CNS		(20,380)				(20,380)
Accumulated amortization - PL				(87,500)		(87,500)
Accumulated amortization - PS				(55,000)		(55,000)
Accumulated impairment
Accumulated impairment - CNS		(89,620)				(89,620)
Accumulated impairment - PL						-
Accumulated impairment - PS						-

Trademarks, net	-	-	-	487,500	-	487,500

Website Development Costs
Website development costs	22,809					22,809
Accumulated amortization	(11,795)					(11,795)

Website development costs, net	11,014	-	-	-	-	11,014

Goodwill
Goodwill
Goodwill - CNS		2,868,045				2,868,045
Goodwill - NPC			1,200,000			1,200,000
Goodwill - PSI				1,716,603		1,716,603
Accumulated impairment
Accumulated impairment - CNS		(2,868,045)				(2,868,045)
Accumulated impairment - NPC						-
Accumulated impairment - PSI						-

Goodwill, net	-	-	1,200,000	1,716,603	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	-		-		87,767
Security deposits		36,939		1,760		38,699

Total other assets	87,767	36,939	-	1,760	-	126,466

Total assets	341,266	41,273	1,200,000	4,460,242	-	6,042,781

	For the Six Months
	Ended
	March 31, 2014
	WCUI	CNS	NPC	PSI	WCUI	Consl Adj (2)	Consolidated
	Corporate Headquarter	Patient Services	Managemnt Services	Medical Devices	Nutritional Supplement Distribution		Total
Revenue
Patient services	-	102,156	-	-	-	-	102,156
Sales	-	-	-	-	3,030	-	3,030

Total revenue	-	102,156	-	-	3,030	-	105,186

Cost of goods sold	-	-	-	-	2,238	-	2,238

Gross margin	-	102,156	-	-	792	-	102,948

Operating expenses
Consulting fees	87,195	-	-	-	-	-	87,195
Professional fees	78,918	-	-	6,400	-	-	85,318
Rent expense - related party	12,663	-	-	-	-	-	12,663
Rent expense	-	80,479	-	12,840	-	-	93,319
Research and development	-	-	-	441	-	-	441
Salaries - officers	234,953	75,000	59,987	75,000	-	-	444,940
Salaries - others	33,077	89,426	-	27,500	-	-	150,003
Selling expenses	-	4,013	-	14,765	-	-	18,778
Depreciation and amortization	151,391	-	-	-	-	-	151,391
Impairment of goodwill	3,308,925	-	-	-	-	-	3,308,925
General and administrative expenses	95,173	54,567	-	64,881	-	-	214,621

Total operating expenses	4,002,295	303,485	59,987	201,827	-	-	4,567,594

Loss from operations	(4,002,295)	(201,329)	(59,987)	(201,827)	792	-	(4,464,646)

Other (income) epxense
Interest expense - related party	-	1,662	-	-	-	-	1,662
Other (income) expense	-	1,167	-	(5,737)	-	-	(4,570)

Other (income) expense, net	-	2,829	-	(5,737)	-	-	(2,908)

Loss before income tax provision	(4,002,295)	(204,158)	(59,987)	(196,090)	792	-	(4,461,738)

Income tax provision	-	-	-	-	-	-	-

Net loss	(4,002,295)	(204,158)	(59,987)	(196,090)	792	-	(4,461,738)

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

Background

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. The Company is engaged in the healthcare and medical device solutions business that addresses important healthcare and wellness needs. The Company began operations as an online nutraceutical store but has expanded into additional businesses within the healthcare and medical sectors, through acquisition of CNS Wellness Florida, LLC (CNS), Psoria-Shield Inc. (PSI), and National Pain Centers Inc. (NPC). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others. NPC manages physician services in three clinics and two surgical centers, providing diagnostic, surgical, treatment, research, advocacy, education, and setting standards/protocols within the interventional and multi-modal pain management. Our online web-based store “aminofactory.com”, is designed to market customized vitamins and other nutritional supplements to the sports industry.

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

Aminofactory.com

Since we started implementation of our acquisition strategy, we have focused primarily upon the development of our subsidiaries’ products, services and operations. We have continued limited development of our aminofactory.com web-based online store and expansion of a wider range of nutritional supplements, including customized formulas uniquely tailored to suit an individual’s needs. Customers that log into our site may select an amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, his/her order is placed for processing through our suppliers and generally shipped directly by the supplier to the client within seven business days.

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

NPC

On February 28, 2014, the Company acquired all of the issued and outstanding shares of stock in National Pain Centers, Inc. (“NPC”), a Deer Park, Illinois-based management services provider. NPC was incorporated under the laws of the State of Nevada on January 24, 2014 and is operated as a wholly-owned subsidiary of the Company. NPC manages non-medical services in three clinics and two surgical centers in the Chicagoland area providing diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management.

NPC is managed by its founder and CEO Dr. Jay Joshi, MD, DABA, DABAPM, FABAPM. Dr. Joshi also serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors. Dr. Joshi is a nationally recognized double board certified Anesthesiologist and fellowship trained Interventional Spine and Pain Management physician whose capabilities combine clinical medicine, research, creativity, marketing, inventions, and business development. He is considered a National Key Opinion Leader in pain management, has presented to a variety of audiences over 500 times, and has worked internationally at the World Health Organization (WHO). He has been featured on major TV networks, Radio, Print, and the Internet. He was accepted into medical school at the age of 16 via an accelerated honors BS/MD program with multiple scholarships.

Management

Presently, our general business functions and strategies are managed by our founder, Andrew J. Kandalepas, Dr. Joshi and Donald Swanson. Mr. Kandalepas serves as Chief Executive Officer (“CEO”), Chairman of the Board of Directors, Prinicpal Accounting Officer, and Chief Financial Officer (“CFO”) of the Company. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions, working closely with Dr. Joshi and Mr. Swanson. His service in multiple capacities shall continue until we are financially capable of engaging additional management personnel.

As noted above, Dr. Joshi serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors, as well as CEO of NPC.

Mr. Swanson serves as the Company’s Chief Operating Officer (“COO”), President and Vice-Chairman, and as a member of its Board of Directors. He brings 30 years of diverse background in emerging technologies, mergers and acquisitions, sales and marketing, and managing operations. He brings expertise in managing operations, manufacturing, R&D, brand management and marketing.

We relied upon CNS’s management team including William A. Lambos and Peter A. Hannouche to manage the CNS business through January 24, 2014, at which time their employment terminated. We are currently considering CNS management alternatives and have suspended operations.

We relied upon PSI’s executive management, Mr. Scot L. Johnson, to operate PSI’s business through the end of the period covered by this Report. Subsequently, by mutual agreement with the Company, he resigned as an officer of PSI and director of the Company. In connection with his resignation, Mr. Johnson agreed to provide technical and support consulting services through April 1, 2015, pursuant to a Separation Agreement and Consulting Agreement. He also agreed to restrictions on his shareholdings pursuant to a Lock-up Agreement. We are currently considering PSI management alternatives.

Results of Operations

For the Three Months Ended March 31, 2014

For the three months ended March 31, 2014, we earned $18,919 in revenues, incurred $532 in cost of revenues, resulting $18,387 in gross margin. We expended $23,195; $72,716; $51,222; $0; $350,501; $915; and $138,773; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We reported impairment of goodwill of $3,308,925. We had loss from operations of $3,927,860 for the three months ended March 31, 2014.

For the Six Months Ended March 31, 2014

For the six months ended March 31, 2014, we earned $105,186 in revenues, incurred $2,238 in cost of revenues, resulting $102,948 in gross margin. We expended $87,195; $85,318; $105,982; $441; $594,943; $18,778; and $366,012; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We reported impairment of goodwill of $3,308,925. We had loss from operations of $4,464,646 for the six months ended March 31, 2014.

The Company operated in four (4) business segments through the end of the period covered by this Report:

(i)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

(ii)

Client Services: which it provides through CNS, its wholly-owned subsidiary acquired on August 2, 2012, a client service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems;

(iii)

Medical Devices: which it provides through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases; and

(iv)

Practice Management Services: which it provides through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicagoland area.

The detailed segment information of the Company is as follows:

	For the Six Months
	Ended
	March 31, 2014
	WCUI	CNS	NPC	PSI	WCUI	Consl Adj (2)	Consolidated
	Corporate Headquarter	Patient Services	Managemnt Services	Medical Devices	Nutritional Supplement Distribution		Total
Revenue
Patient services	-	102,156	-	-	-	-	102,156
Sales	-	-	-	-	3,030	-	3,030

Total revenue	-	102,156	-	-	3,030	-	105,186

Cost of goods sold	-	-	-	-	2,238	-	2,238

Gross margin	-	102,156	-	-	792	-	102,948

Operating expenses
Consulting fees	87,195	-	-	-	-	-	87,195
Professional fees	78,918	-	-	6,400	-	-	85,318
Rent expense - related party	12,663	-	-	-	-	-	12,663
Rent expense	-	80,479	-	12,840	-	-	93,319
Research and development	-	-	-	441	-	-	441
Salaries - officers	234,953	75,000	59,987	75,000	-	-	444,940
Salaries - others	33,077	89,426	-	27,500	-	-	150,003
Selling expenses	-	4,013	-	14,765	-	-	18,778
Depreciation and amortization	151,391	-	-	-	-	-	151,391
Impairment of goodwill	3,308,925	-	-	-	-	-	3,308,925
General and administrative expenses	95,173	54,567	-	64,881	-	-	214,621

Total operating expenses	4,002,295	303,485	59,987	201,827	-	-	4,567,594

Loss from operations	(4,002,295)	(201,329)	(59,987)	(201,827)	792	-	(4,464,646)

Other (income) epxense
Interest expense - related party	-	1,662	-	-	-	-	1,662
Other (income) expense	-	1,167	-	(5,737)	-	-	(4,570)

Other (income) expense, net	-	2,829	-	(5,737)	-	-	(2,908)

Loss before income tax provision	(4,002,295)	(204,158)	(59,987)	(196,090)	792	-	(4,461,738)

Income tax provision	-	-	-	-	-	-	-

Net loss	(4,002,295)	(204,158)	(59,987)	(196,090)	792	-	(4,461,738)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of March 31, 2014, our cash balance was $35,945. Management estimated that our current monthly burn rate is approximately $209,778. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended March 31, 2014 we raised $256,650 from equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Employees

We employed four (4) full-time and eleven (11) part-time employees within CNS, three (3) full-time employees and five (5) part-time employees within PSI at the beginning of the period covered by this Report; however, employment of Mr. Lambos and Mr. Hannouche ended on January 24, 2014, followed by CNS staff on February 6, 2014. Mr. Johnson no longer serves as an officer or employee of the Company or PSI, but he continues to provide technical and support consulting services pursuant to a Separation Agreement and Consulting Agreement. PSI staff was reduced to two (2) full-time and one (1) part-time employees as of the end of the period covered by this Report. We are currently considering PSI management and staffing alternatives. We employed four (4) full-time and two (2) part-time employees within NPC.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended March 31, 2014.

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

WELLNESS CENTER USA, INC.

Date: May 20, 2014	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	May 20, 2014
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 20, 2014
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Secretary and Director	May 20, 2014
Jay Joshi, M.D.

/s/ Donald Swanson	Chief Operating Officer, President, Vice Chairman and Director	May 20, 2014
Donald Swanson