Form 10-Q/A
period 2014-03-31
Wellness Center USA, Inc.
filed 2014-05-23
CIK 1516887

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II - OTHER INFORMATION

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

__________________

* Previously filed with Form 10-Q for the period ended March 31, 2014 on May 20, 2014.

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

WELLNESS CENTER USA, INC.

Date: May 23, 2014	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	May 23, 2014
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 23, 2014
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Secretary and Director	May 23, 2014
Jay Joshi, M.D.

/s/ Donald Swanson	Chief Operating Officer, President, Vice Chairman and Director	May 23, 2014
Donald Swanson

5