Form 10-Q
period 2014-06-30
Wellness Center USA, Inc.
filed 2014-08-21
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes      . No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of June 30, 2014: 50,758,985 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

June 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

June 30, 2014 and 2013

Wellness Center USA, Inc.

Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$56,793	$499,246
Accounts receivable	15,968	4,472
Inventories	270,135	135,485
Current maturity of note receivable - Chairman and CEO	135,233	83,333
Prepayments and other current assets	23,794	7,475

Total current assets	501,923	730,011

Property and Equipment
Property and equipment	120,825	117,805
Accumulated depreciation	(64,772)	(43,300)
Property and equipment, net	56,053	74,505

Exclusive Licenses
Exclusive licenses and patents	206,497	5,000
Accumulated amortization	(8,722)	(688)
Exclusive licenses, net	197,775	4,312

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(219,118)	(132,433)
Accumulated impairment	(297,920)	-
Acquired technologies, net	1,902,962	2,287,567

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(121,660)	(79,162)
Accumulated impairment	(53,340)	-
Non-compete agreements, net	65,000	160,838

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(185,380)	(111,766)
Accumulated impairment	(89,620)	-
Trademarks, net	465,000	628,234

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(13,277)	(8,826)
Website development costs, net	9,532	13,983

Goodwill
Goodwill	5,784,648	4,584,648
Accumulated impairment	(2,868,045)	-
Goodwill, net	2,916,603	4,584,648

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	166,667
Security deposits	38,699	38,699
# Total other assets	126,466	205,366

Total assets	$6,241,314	$8,689,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$162,612	$39,749
Accounts payable - related party	67,153	67,153
Accrued interest - related parties	11,107	9,445
Accrued payroll - officers	75,000	-
Accrued warranty	12,000	12,000
Credit cards payable	44,187	60,866
Current portion of deferred rent	11,363	11,363
Advances from related parties	233,568	224,736
Customer deposits	3,128	-
Loan payable - others	7,000	-
Notes payable - JMJ	201,388	-
Note payable - related party	37,139	37,139
Accrued expenses and other current liabilities	116,823	57,062

Total current liabilities	982,468	519,513

Long-term Liabilities
# Deferred rent, net of current portion	9,477	18,000
# Long-term notes payable - officers	136,448	140,737

Total long-term liabilities	145,925	158,737

Total liabilities	1,128,393	678,250

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
50,758,984 and 45,110,670 shares issued and outstanding, respectively	50,759	45,111
Additional paid-in capital	13,395,041	11,340,244
Accumulated deficit	(8,332,879)	(3,374,141)

Total stockholders' equity	5,112,921	8,011,214

Total liabilities and stockholders' equity	$6,241,314	$8,689,464

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Client services	$102,156	$-	$173,489	$75,611
Management fee	70,000	70,000	-	-
Sales	3,606	576	1,546	1,546

# Total revenue	175,762	70,576	175,035	77,157

Cost of goods sold	2,777	539	1,770	1,770

Gross margin	172,985	70,037	173,265	75,387

Operating expenses
Consulting fees	193,759	106,564	569,075	(38,220)
Professional fees	175,709	90,391	213,045	52,693
Rent expense - related party	19,021	6,358	18,910	6,512
Rent expense	144,182	50,863	130,113	40,605
Research and development	7,741	7,300	6,394	3,475
Salaries - officers	544,940	100,000	487,600	153,946
Salaries - others	201,163	51,160	129,951	44,611
Selling expenses	38,922	20,144	65,836	29,037
Depreciation and amortization	211,354	59,963	248,029	98,386
Impairment of intangible assets and goodwill	3,308,925	-	-	-
General and administrative expenses	288,915	74,294	298,966	145,493

Total operating expenses	5,134,631	567,037	2,167,919	536,538

Loss from operations	(4,961,646)	(497,000)	(1,994,654)	(461,151)

Other (income) epxense
Interest expense	-	-	6,286	2,000
Interest expense - related party	1,662	-	3,968	1,296
Other (income) expense	(4,570)	-	6,120	2,016

Other (income) expense, net	(2,908)	-	108,004	96,942

Loss before income tax provision	(4,958,738)	(497,000)	(2,102,658)	(558,093)

Income tax provision	-	-	-	-

Net loss	$(4,958,738)	$(497,000)	$(2,102,658)	$(558,093)

# Net loss per common share - basic and diluted	$(0.10)	$(0.01)	$(0.06)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	47,761,292	50,786,682	35,786,670	39,867,487

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders' Equity

For the Interim Period  Ended June 30, 2014 (Unaudited) and for the Fiscal Year Ended September 30, 2013

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, September 30, 2012	30,978,237	$30,978	7,604,440	$(557,111)	$7,078,307

Common shares issued to an IR firm for
services on October 1, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500

Common shares issued to an IR firm for
services on November 1, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600

Issuance of common shares for cash at $0.10
per share on November 29, 2012	1,447,550	1,448	143,307	-	144,755

Conversion of accured interest to the common
shares at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250

Issuance of common shares and warrants for
cash at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300

Exercise of warrants with exercise price of
$0.01 per share during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770

Common shares issued to consultant for future
services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future
services on March 13, 2012 earned during the quarter ended December 31, 2012 valued at $1.10 per share	-	-	3,565	-	3,565

Issuance of common shares for IR services
on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000

Issuance of warrants for IR services
on February 26, 2013 valued at $0.30 per share	-	-	47,490	-	47,490

Issuance of common shares for financing
services on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000

Issuance of warrants for financing services
on March 17, 2013 valued at $0.30 per share	-	-	63,080	-	63,080

Issuance of common shares and warrants for
cash at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981

Exercise of warrants with an exercise price of
$0.01 per share during the quarter ended March 31, 2013	80,000	80	720	-	800

Common shares issued to consultant for future
services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $0.30 per share	12,500	13	3,737	-	3,750

Warrants issued to consultant for future
services on March 13, 2012 earned during the quarter ended March 31, 2013 valued at $1.10 per share	-	-	3,570	-	3,570

Common shares issued for consulting services
on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000

Common shares issued for chartible
contribution on April 9, 2013 valued at $0.30 per share	30,000	30	8,970	-	9,000

Issuance of warrants for financing services
on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289

Cashless exercise of warrants with exercise
price of $0.30 per share exercised on April 19, 2013	59,201	59	17,701	-	17,760

Cashless exercise of warrants
exercised on April 19, 2013	(14,558)	(15)	(17,745)	-	(17,760)

Exercise of warrants with an exercise price of
$0.01 per share exercised on May 7, 2013	100,000	100	900	-	1,000

Issuance of common shares and warrants for
cash at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000

Exercise of warrants with an exercise price of
$0.45 per share exercised on May 29, 2013	100,001	100	44,900	-	45,000

Issuance of common shares and warrants for
cash at $0.30 per unit during the quarter ending June 30, 2013	601,668	601	179,899	-	180,500

Issuance of common shares and warrants for
cash at $0.40 per share during the quarter ending September 30, 2013	4,121,250	4,121	1,644,379	-	1,648,500

Finder's fees paid in connection with the
private placements during the quarter ending September 30, 2013	-	-	(148,550)	-	(148,550)

Exercise of warrants with an exercise price of
$0.01 per share on July 13 and September 13, 2013	87,000	87	783	-	870

Common shares issued for employee services
on July 3, 2013 valued at $0.10 per share	244,260	244	24,182	-	24,426

Issuance of options for advisory services
on September 6, 2013	-	-	1,491	-	1,491

Common shares issued per consulting
agreement valued at $0.40 per share during the quarter ending September 30, 2013	80,625	81	32,169	-	32,250

Issuance of common shares and warrants for
conversion of convertible notes at $0.30 per share on September 27, 2013	453,334	453	135,547	-	136,000

Forgiveness of debt by stockholder			25,000	-	25,000

Net loss				(2,817,030)	(2,817,030)

Balance, September 30, 2013	45,110,670	45,111	11,340,244	(3,374,141)	8,011,214

Common shares issued per consulting
agreement valued at $0.40 per share during the quarter ending December 31, 2013	20,000	20	7,980	-	8,000

Finder fees paid in connection with the private
placements during the quarter ending September 30, 2013	-	-	(9,850)	-	(9,850)

Issuance of common shares and warrants for
cash at $0.30 per share in January, 2014	396,667	397	118,603	-	119,000

Issuance of common shares and warrants for
cash at $0.35 per share in January, 2014	228,572	228	79,772	-	80,000

Issuance of common shares for acquisition of
NPC valued at $0.24 per share on February 28, 2014	5,000,000	5,000	1,195,000	-	1,200,000

Issuance of options for director services
on February 28, 2014			194,940	-	194,940

Issuance of common shares and warrants for
cash at $0.45 per share on March 28, 2014	150,000	150	67,350	-	67,500

Issuance of common shares for SCI assets
acquisition and debt settlement valued at $0.665 per share on April 4, 2014	427,103	427	283,596	-	284,023

Issuance of warrants for SCI assets acquisition
and debt settlement on April 4, 2014	-	-	43,082	-	43,082

Shares returned to treasury per the separation
agreement with the former board of director on April 11, 2014	(751,250)	(751)	751	-	-

Common shares issued per consulting
agreement valued at $0.40 per share for the period from November 2013 to April 2014	120,000	120	47,880	-	48,000

Issuance of common shares and warrants for
cash at $0.45 per share in April and May, 2014	57,222	57	25,693	-	25,750

Net loss				(4,958,738)	(4,958,738)

Balance, June 30, 2014	50,758,984	$50,759	$13,395,041	$(8,332,879)	$5,112,921

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,958,738)	$(2,102,658)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	56,000	462,190
Warrants and options issued for compensation and services	194,940	126,994
Amortization of original interest discount	1,388	-
Depreciation expense	21,472	23,481
Amortization expense	215,282	224,548
Impairment of intangible assets and goodwill	3,308,925	-
Changes in operating assets and liabilities:
Accounts receivable	(11,496)	607
Inventories	(47,528)	(439,282)
Prepayments and other current assets	16,178	(176,976)
Accounts payable	118,536	274,358
Accrued interest - related party	1,662	3,968
Accrued payroll - officers	75,000	94,194
Credit cards payable	(16,679)	(13,885)
Deferred rent	(8,523)	(8,522)
Sales tax payable	-	(2,940)
Customer deposits	7,455	-
Accrued expenses and other current liabilities	59,761	75,174

Net cash used in operating activities	(966,365)	(1,458,749)

Cash flows from investing activities:
Cash acquired from business acquisitions	2,969	-
Purchases of property and equipment	-	(16,598)
Investment in website development costs	-	(5,000)

Net cash provided by (used in) investing activities	2,969	(21,598)

Cash flows from financing activities:
Collection of note receivable - Chairman and CEO	27,000	-
Advances from (repayments to) related parties	8,832	(54,173)
Loan payable - others	7,000	-
Proceeds from notes payable	200,000	(20,000)
Proceeds from convertible notes payable	-	78,000
Repayments of long-term notes payable - officers	(4,289)	(33,513)
Proceeds from sale of common stock and warrants for cash, net	282,400	1,376,196
Proceeds from exercise of warrants	-	64,570

Net cash provided by financing activities	520,943	1,411,080

Net change in cash	(442,453)	(69,267)

Cash at beginning of the reporting period	499,246	116,204

Cash at end of the reporting period	$56,793	$46,937

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of National Pain Center	$1,200,000	$-
Issuance of common stock and warrants for acquisition of Stealth Mark	$327,105	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in the following business segments: (i) nutritional supplement sales; (ii) treatment of brain-based behavioral health disorders; (iii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (iv) management of top-tier medical practices in the interventional and multi-modal pain management sector; and (v) authentication and encryption products and services.

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

CNS Wellness Florida, LLC, the Successor of Cognitive Neuro Sciences, Inc.

Cognitive Neuro Sciences, Inc. (the ''CNS Predecessor") was incorporated on March 14, 2006 under the laws of the State of Florida. The CNS Predecessor specialized in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. On May 26, 2009, the stockholders of CNS Predecessor decided to dissolve CNS Predecessor and form a Limited Liability Company (“LLC”) to carry on the business of CNS Predecessor.

CNS was formed on May 26, 2009 under the laws of the State of Florida. The sole purpose of CNS was to carry on the business of CNS Predecessor in the form of an LLC. The assets and liabilities of CNS Predecessor were carried forward to CNS and recorded at the historical cost on the date of conversion.

Suspension of the Operation of CNS Wellness Florida, LLC

As of January 24, 2014 the operation of CNS Wellness Florida, LLC has been suspended. The Company impaired remaining balances of all intangible assets associated with acquisition of CNS as of January 24, 2014 accordingly.

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

Acquisition of National Pain Centers, Inc.

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

National Pain Centers, Inc. ("NPC")

National Pain Centers, Inc. ("NPC") was incorporated on January 24, 2014 under the laws of the State of Nevada. NPC engages in management of top-tier medical practices in the interventional and multi-modal pain management sector.

Formation of StealthCo, Inc. and Acquisition of Certain Assets of SMI Holdings, Inc.

On March 18, 2014, the Company formed a wholly-owned subsidiary, StealthCo, Inc. (“StealthCo” or “SCI”) under the laws of the State of Illinois. Prior to the acquisition of certain assets from SMI Holdings, Inc., a Minnesota corporation d/b/a StealthMark, Inc. (“SMI”), StealthCo was inactive.

As of April 4, 2014, StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services from facilities located in Centerville, Minnesota upon entry into an Asset Purchase Agreement (“Purchase Agreement”) and consummation of the acquisition of certain assets of SMI and settlement of certain debt.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

CNS Wellness Florida, LLC	The State of Florida	May 26, 2009 (August 2, 2012)	100%

Psoria-Shield Inc.	The State of Florida	June 17, 2009 (August 24, 2012)	100%

National Pain Centers, Inc	The State of Nevada	January 24, 2014 (February 28, 2014)	100%

StealthCo, Inc	The State of Illinois	March 18, 2014	100%

The consolidated financial statements include all accounts of the Company, CNS, PSI, NPC and StealthCo as of reporting periods end date and for the reporting periods then ended from their respective dates of acquisition.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

There was no allowance for doubtful accounts at June 30, 2014 or September 30, 2013, or bad debt expense for the reporting periods then ended.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or September 30, 2013.

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

There was no inventory obsolescence for the reporting period ended June 30, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended June 30, 2014 or 2013.

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Exclusive license agreements (*)	18

Acquired technologies	20

Non-compete agreements (**)	3-4

Patents	15

Trademarks (***)	7

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

(ii)

Client Services:  The Company derives its revenues from the client services it provides. Deferred revenues are recorded at the time clients pay prior to services being rendered. The Company recognizes revenues as services are provided, which typically is over a period of three (3) to five (5) months. The Company’s clients sign a contract prior to any service. Clients who wish to pay for the full package in advance receive a discount ranging from 10% to 15% depending on the package of the services chosen. In the majority of cases, payments are collected before all services are rendered. The client signs an agreement stating that they are required to complete treatment within one (1) year or remaining unused treatments are forfeited. In addition, the contract stipulates that if the client does not appear for treatment for a period of six (6) consecutive months, their package is placed into abandonment. In such a case the Company retains all payments and is able to pursue any balances.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Convertible Notes Payable Shares and Related Warrant Shares

Convertible note payable of $58,000 issued on August 17, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Convertible note payable of $50,000 issued on October 11, 2012 convertible into common shares at $0.30 per share. The note was converted on September 27, 2013.	-	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

Sub-total: convertible notes payable shares and related warrant shares	453,334	906,668

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	-

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	-

Sub-total: Stock option shares	5,060,000	3,250,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	2,434,334	2,521,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,667

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	-

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	-

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	-

Warrants issued on April 4, 2014 to the stockholders of Stealth Mark, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	-

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	-

Sub-total: Warrant shares	15,756,686	10,112,043

Total contingent shares issuance arrangement, stock options or warrants	21,270,020	14,268,711

For the reporting period ended June 30, 2014 and 2013 there were approximate 9,150,384 and 9,274,661 potentially outstanding dilutive common shares, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Allocation of Purchase Price

The purchase price of CNS has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

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

Allocation of Purchase Price

The purchase price of PSI has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

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

(iv) Acquisition of Certain Assets and Settlement of Certain Debit of SMI Holdings, Inc.

On April 4, 2014, StealthCo consummated an Asset Purchase Agreement (“Purchase Agreement”) and acquired certain assets of SMI.  In consideration for the purchased assets, the Company issued 375,820 shares of $0.001 par value common stock (“WCUI Shares”) and warrants (“Warrants”) to acquire 90,505 WCUI Shares with an exercise price of $0.665 per share expiring five years from the date of issuance.  In addition, the Company settled certain debt of SMI through the issuance of 51,283 shares of $0.001 par value common stock (“WCUI Shares”) and warrants (“Warrants”) to acquire 40,761 WCUI Shares with an exercise price of $0.665 per share expiring five years from the date of issuance.

Pursuant to the terms and conditions of the Purchase Agreement the Company would be obligated to pay royalties for a period commencing with the Closing Date and continuing through the third anniversary of the Closing Date or the date upon which the aggregate, cumulative royalties paid equal $250,000, whichever first occurs. The Company would pay royalties annually in an amount equal to 5% of Net Revenues collected by the Company and arising from or relating to the sale of SMI authentication and encryption products and services, subject to an aggregate cap of $250,000.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The management of the Company specifically addressed (i) the ownership interest of each party after the acquisition; (ii) the members of the board of directors from both companies; and (iii) senior management from both companies and determined that Wellness Center USA, Inc. was the accounting acquirer for the merger between Wellness Center USA, Inc. and SMI.

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to SMI assets acquisition	50,909,909	99.2%

WCUI's common shares issued to the stockholders of SCI for the acquisition of certain assets and settlement of certain debt of SCI upon acquisition of certain SMI assets and settlement of certain debt	427,103	0.8%

	51,337,012	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to SMI assets acquisition	3	100.0%

The members of the board of directors from SMI upon acquisition of certain SMI assets and settlement of certain debt	0	0.0%

	3	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to SMI assets acquisition	2	100.0%

Senior management from SMI upon acquisition of certain SMI assets and settlement of certain debt	-	-%

	2	100.0%

Intangible Assets Identification, Estimated Fair Value and Useful Lives

The Company considered this acquisition a bargain purchase and did not identify any separate recognizable intangible assets that possessed economic value at the date of acquisition.

Valuation of Consideration and Allocation of Purchase Price

In consideration for the purchased assets and settlement of certain debt, the Company issued to the stockholders and debt holders of SMI (i) 375,820 and 51,283 shares, or 427,103 shares in aggregate of $0.001 par value common stock (“WCUI Shares”) and (ii) warrants (“Warrants”) to acquire 90,505 and 40,761 WCUI Shares, or 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance, respectively.  Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company determined that the fair value of the equity instruments issued is more reliably measurable and valued (i) 427,103 common shares issued at $0.665 per share, the weekly average stock price proceeding the acquisition date (the measurement date), or $284,023; and (ii) 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance at $0.3282 per warrant share or $43,082 on the date of grant (the measurement date) using the Black-Scholes option-pricing model.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$2,969	$-	$2,969

Inventories	87,122	-	87,122

Prepayments and other current assets	32,497	-	32,497

Property and equipment	3,020	-	3,020

Patents	463,120	(261,623)	201,497

Total	588,728	(261,623)	327,105

Non-controlling interest	(-)	-	(-)

Purchase price	$588,728	$(261,623)	$327,105

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2014		September 30, 2013

Purchased parts for assembly - PSI	$57,131		$135,485

Finished goods - PSI	125,987	*	-

Finished goods - StealthCo	87,017		-

	$270,135		$135,485

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at June 30, 2014 or September 30, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended June 30, 2014 or 2013.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

Auto	3	$15,000	$15,000

Computer equipment	5	12,112	12,112

Furniture and fixture	7	26,808	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	19,259	16,239

Software	3	32,276	32,276

		120,825	117,805

Less accumulated depreciation		(64,772)	(43,300)

		$56,053	$74,505

 (i)

Depreciation Expense

Depreciation expense was $21,472 and $23,481 for the reporting period ended June 30, 2014 and 2013, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2013.

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

Amortization Expense

Amortization expense was $187 each for the reporting period ended June 30, 2014 and 2013.

Patents - StealthCo

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent.  For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

The Company acquired certain patents from the acquisition of certain assets from SMI and amortizes the acquisition cost over patent acquisition cost over its remaining legal life.

(i)

Amortization Expense

Amortization expense was $7,847 for the reporting period ended June 30, 2014.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(875)	(688)

Accumulated impairment		-	-

		4,125	4,312

Patents	15	$201,497	$-

Accumulated amortization		(7,847)	-

Accumulated impairment		-	-

		193,650	-

Total

Exclusive license and patens		206,497	5,000

Accumulated amortization		(8,722)	(688)

Accumulated impairment		-	-

		$197,775	$4312

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(27,080)	(18,956)

Accumulated impairment		(297,920)	-

		-	306,044

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(192,038)	(113,477)

Accumulated impairment		(-)	(-)

		1,902,962	1,981,527

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(219,118)	(132,433)

Accumulated impairment		(297,920)	(-)

		$1,902,962	$2,287,567

Amortization Expense

Amortization expense was $86,685 and $90,747 for the reporting period ended June 30, 2014 and 2013, respectively

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

CNS

Non-Compete agreement	3	$120,000	$120,000

Accumulated amortization		(66,660)	(46,662)

Accumulated impairment		(53,340)	(-)

		-	73,338

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(55,000)	(32,500)

Accumulated impairment		(-)	(-)

		72,500	87,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(121,660)	(79,162)

Accumulated impairment		(53,340)	(-)

		$65,000	$160,838

Amortization Expense

Amortization expense was $42,498 and $52,497 for the reporting period ended June 30, 2014 and 2013, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

CNS

Trademark	7	$110,000	$110,000

Accumulated amortization		(20,380)	(14,266)

Accumulated impairment		(89,620)	(-)

		-	95,734

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(102,500)	(57,500)

Accumulated impairment		(-)	(-)

		317,500	362,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(62,500)	(40,000)

Accumulated impairment		(-)	(-)

		147,500	170,000

Total

Trademarks		740,000	740,000

Accumulated amortization		(185,380)	(111,766)

Accumulated impairment		(89,620)	(-)

		$465,000	$628,234

Amortization Expense

Amortization expense was $73,614 and $76,671 for the reporting period ended June 30, 2014 and 2013, respectively.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements and trademarks and determined that there was total $440,880 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks.

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	June 30, 2014	September 30, 2013

Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(2,868,045)	(-)

	-	2,868,045

Acquisition of NPC

Goodwill	$1,200,000	$-

Accumulated impairment	(-)	(-)

	1,200,000	-

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	5,784,648	4,584,648

Accumulated impairment	(2,868,045)	(-)

	$2,916,603	$4,584,648

Impairment

The Company completed the interim impairment test of goodwill and determined that there was an impairment of $2,868,045 to the goodwill at June 30, 2014.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

Website development costs	3	$22,809	$22,809

Less accumulated amortization		(13,277)	(8,826)

		$9,532	$13,983

(i)

Amortization Expense

Amortization expense was $4,451 and $4,446 for the reporting period ended June 30, 2014 and 2013, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2013.

Note 10 – Notes Payable

(i) April 16, 2014 Note Payable

General Terms

On April 16, 2014, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $350,000 principal that is to be transferred in tranches. The consideration is $315,000 payable with a 10% original interest discount and will mature after two years from the date of each payment.  The Lender shall pay $150,000 of Consideration upon closing of this Note. The Lender may pay additional Consideration to the Borrower in such amounts and at such dates as Lender may choose in its sole discretion.

Zero Percent Interest for the First Three Months

The Company may repay each payment of consideration on or before 90 days from the payment date with zero percent interest and a one-time interest charge of 12% shall be applied to principal sum after 90 days from the effective date.

Conversion

The Lender has the right, at any time after 180 days from the effective date, to convert the outstanding and unpaid notes principal and interest due into the Company’s common shares. The conversion price is the lesser of $0.70 or 65% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.

Piggyback Registration Rights

The Company shall include on the next registration statement the Company files with SEC (or on the subsequent registration statement if such registration statement is withdrawn) all shares issuable upon conversion of this Note. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of this Note, but not less than $25,000, being immediately due and payable to the Holder at its election in the form of cash payment or addition to the balance of this Note.

The notes payable are as follows:

	June 30, 2014	September 30, 2013

On April 16, 2014 the Company issued a note in the principal amount of $166,667 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two year from the date of issuance, convertible after 180 days from the payment date as of October 16, 2014 at the lesser of $0.70 or 65% of the two lowest trade prices for the 25 trade day period before the conversion date. On July 15, 2014 the Company accrued the one-time interest charge of $20,000 on the note.	$166,667	$-

On June 23, 2014 the Company issued a note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two years from the date of issuance, convertible after 180 days from the payment date as January 22, 2015 at the lesser of $0.70 or 65% of the two lowest trade price for the 25 trade day period before the conversion date.	55,556	-

Sub-total: notes payable	222,223	-

Discount representing the original issue discount	(22,223)	(-)

Accumulated amortization of discount of notes payable	1,388	-

Remaining discount	(20,835)	-

	$201,388	$-

Note 11 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director

Rich Howard	President and CEO of SCI and stockholder

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note Receivable – Chairman, President and CEO

	June 30, 2014	September 30, 2013

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

	$250,000	$250,000

Repayments from inception to date	(27,000)	(-)

Remaining balance	223,000	250,000

Current maturity of note receivable - Chairman, President and CEO	(135,233)	(83,333)

Note receivable - Chairman, President and CEO, net of current maturity	$87,767	$166,667

Note Payable – Related Party

	June 30, 2014	September 30, 2013

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$37,139	$37,139

	$37,139	$37,139

Long-Term Notes Payable – Officers

	June 30, 2014	September 30, 2013

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

Note 12 – Commitments and Contingencies

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

(b) Benefits.  Upon the signing of the agreement, Executive shall be issued a signing stock option to purchase 400,000 Shares at an exercise price of $0.40. Further, provided Executive remains employed by the Company, he will be granted additional stock options to buy up to an aggregate total of 1,000,000 shares of the Company’s common stock, at a vesting schedule of 200,000 per quarter, starting with the quarter ending September 30, 2014. Each Stock option tranche shall carry an exercise price equal to the then market closing price, at the end of each quarter. All other terms and conditions not specified herein will be treated in accordance with the Company’s 2010 Non-Qualified Stock Compensation Plan. In the event of an acquisition or merger of the Company, all options granted or scheduled to be granted shall convert immediately into the incumbent company’s shares or be paid in cash on a cashless provision.

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

(b) Benefits.  Upon the signing of the agreement, Executive shall be issued a signing stock option to purchase 1,400,000 Shares at an exercise price of $0.40. Further, provided Executive remains employed by the Company, he will be granted additional stock options to buy up to an aggregate total of 1,000,000 shares of the Company’s common stock, at a vesting schedule of 200,000 per quarter, starting with the quarter ending September 30, 2014. Each Stock option tranche shall carry an exercise price equal to the then market closing price, at the end of each quarter. All other terms and conditions not specified herein will be treated in accordance with the Company’s 2010 Non-Qualified Stock Compensation Plan. In the event of an acquisition or merger of the Company, all options granted or scheduled to be granted shall convert immediately into the incumbent company’s shares or be paid in cash on a cashless provision.

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

Separation Agreement

On June 10, 2014, Donald Swanson entered into a separation agreement (“Separation Agreement”) with the Company where he resigned from all positions and employment with the Company and the Employment agreement with the Company was terminated.  The Company shall pay the Executive in the amount of $1,180 representing all the payable compensation as well as $3,820 representing all the reimbursement expense through the separation date. The Company acknowledges that the Executive currently holds options to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $0.40 per share.

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$5,729

2015	5,728

$11,457

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$37,261

2015	152,402

$189,663

CNS paid the rent through January 31, 2014 and accrued its rent obligation on its books after February 2014; however, CNS stopped paying the rent as of February 1, 2014. The Company is not aware of pending legal action involving the lease.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2014 (remainder of the year)	$6,420

2015	6,420

$12,840

Note 13 – Stockholders’ Equity (Deficit)

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

During the period ended June 30, 2014, the Company sold 57,222  equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.65 per share, expiring five (5) years from the date of issuance, at $0.45 per unit or $25,750; $18,482 ($0.32 per common share) and $7,210 ($0.13 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock or Equity Units for Employee Services

On July 3, 2013, the Company issued 244,260 common shares to two employees for their past services, valued at $24,260 based on more reliably measurable employee services received.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On March 13, 2012, the Company entered into a consulting agreement (the "Consulting Agreement") with a Consultant (the "Consultant”) for a period of one (1) year from the date of signing whereby the Company agreed to retain the Consultant and the Consultant agreed to identify possible sources of working capital for the Company.  As consideration for the services, the Company granted (i) 50,000 shares of its common stock and (ii) options to purchase 50,000 shares of common stock with an exercise price of $0.44 per share expiring five (5) years from the date of issuance to the Consultant.  The common shares and warrants are earned ratably over the term of the Consulting Agreement, every three (3) months, and the unearned shares are forfeitable in the event of non-performance by the Consultant. Pursuant to Paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the date of issuance and no entry should be recorded.  12,500 common shares and an option to purchase 12,500 common shares with an exercise price of $0.44 per share each are to be earned on a quarterly basis. For the quarter ended June 30, 2012, 12,500 common shares were earned and valued at $1.10 per share, then PPM price, or $13,750 and the option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended September 30, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended December 31, 2012, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,565.  For the quarter ended March 31, 2013, 12,500 common shares were earned and valued at $0.30 per share, then PPM price, or $3,750 and option to purchase 12,500 common shares was earned and valued at $3,570.

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

On April 9, 2013, the Company issued 30,000 shares of its common stock to a foundation. These fully vested and non-forfeitable shares were valued at $0.30 per share, the most recent PPM price, or $9,000, which were recorded as charitable contribution.

On July 18, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to provide marketing and promotion services for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 per month in cash; and (ii) grant (a) 50,000 shares of its common stock for the first month of engagement and (b) 20,000 shares of common stock per subsequent month. During the period ending September 30, 2013, the Company issued 70,000 common shares in aggregate to the consultant valued at $0.40 per share, the most recent PPM price, or $28,000, all of which were expensed as consulting fees. On October 8, 2013, the Company issued 20,000 common shares to the consultant valued at $0.40 per share, the most recent PPM price, or $8,000, all of which were expensed as consulting fees during the period ending December 31, 2013. On April 21, 2014, the Company issued 120,000 common shares to the consultant for the service period from November 2013 to April 2014, valued at $0.40 per share, the most recent PPM price, or $48,000, all of which were expensed as consulting fees upon issuance.

On September 3, 2013, the Company entered into a service agreement (the "Service Agreement") with a marketing firm (the "Consultant”). Under the terms and conditions of the Service Agreement, the Consultant agreed to provide marketing and public relation services for the Company through the end of 2013.  As consideration for the services, the Company would pay (i) $2,000 per month in cash; and (ii) $2,000 worth of the Company’s common stock.  The Company also entered another public event service agreement with the consultant for compensation of $4,600 in cash and $2,250 worth of common stock. The Company issued 10,625 common shares in aggregate to the consultant valued at $0.40 per share, the most recent PPM price, or $4,250, all of which were expensed as consulting fees.

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

The estimated fair value of the stock options was $194,939 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,227	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	1,800,000	0.40	0.40	194,940	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	5,060,000	$0.01 - 2.00	$0.64	$1,373,658	$-

Vested and exercisable, June 30, 2014	5,060,000	$0.01 - 2.00	$0.64	$1,373,658	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.00	$0.01	1,600,000	1.00	$0.01

$0.01	200,000	.	1.37	0.01	200,000	1.37	0.01

$0.44	50,000		2.70	0.44	50,000	2.70	0.44

$1.00	750,000		6.44	1.00	750,000	6.44	1.00

$2.00	650,000		7.65	2.00	650,000	7.65	2.00

$0.75	10,000		4.19	0.75	10,000	4.19	0.75

$0.40	1,800,000		4.67	0.40	1,800,000	4.67	0.40

$0.01 - 2.00	5,060,000		4.00	$0.56	5,060,000	4.00	$0.56

As of June 30, 2014, there were 2,450,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

The estimated relative fair value of the warrants was valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The estimated relative fair value of the warrants was $53,789 on the date of grant using the Black-Scholes Option Pricing Model.

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

January 2014 and March 2014 Issuances

On January 13, 2014 and March 28, 2014, the Company issued warrants to purchase 1,171,905 shares, in aggregate, consisting of warrants to purchase (i) 793,333 shares with an exercise price of $0.40 per share; (ii) 228,572 shares with an exercise price of $0.45 per share; and (iii) 150,000 shares with an exercise price of $0.65 per share expiring five (5) years from the date of issuance to the investors as part of the sale of equity units.

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

April 2014 Issuances

On April 4, 2014, the Company issued warrants to purchase 131,266 shares with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with the asset purchase agreement consummated on April 4, 2014.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 5, 2014

Expected life (year)	5

Expected volatility (*)	56.26%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.74%

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

The estimated fair value of the warrants was $0.3282 per warrant share or $43,082, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

On April 30, 2014, the Company issued warrants to purchase 57,222 shares with an exercise price of $0.65 per share expiring five (5) years from the date of issuance to the investors as part of the sale of equity units.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 30, 2014

Expected life (year)	5

Expected volatility (*)	55.52%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.69%

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

The estimated relative fair value of the warrants was $7,210 at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 - 1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Granted	1,360,373	0.40 – 0.665	0.44	143,448	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	15,756,686	$0.01 - 2.31	$0.42	$1,432,600	$-

Earned and exercisable, June 30, 2014	15,756,686	$0.01 - 2.31	$0.42	$1,432,600	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	15,756,686	3.22	$0.42	15,756,686	3.22	$0.42

Note 14 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The Company operates in following business segments:

(i)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

(ii)

Client Services: which it stems from CNS, its wholly-owned subsidiary it acquired on August 2, 2012, a client service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems; and

(iii)

Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

(iv)

Management of Client Services: which it stems from NPC, its wholly-owned subsidiary it acquired on February 28, 2014. NPC engages in management of top-tier medical practices in the interventional and multi-modal pain management sector.

(v)

Authentication and Encryption Products and Services: which it stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014. StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services upon acquisition of certain assets from SMI.

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

The detailed segment information of the Company is as follows:

	WCUI	CNS	PSI	NPC	SCI	WCUI	Elimination (2)	Consolidated
	Corporate Headquarter	Client Services	Medical Devices	Practice Management	Authentication & Encryption	Nutritional Supplement Distribution		Total
ASSETS
Current Assets
Cash	19,210	(5,539)	1,879	37,276	3,967	-	-	56,793
Accounts receivable	-	3,105	12,863	-	-	-	-	15,968
Inventories	-	-	183,118	-	87,017	-	-	270,135
Current maturity of note receivable - Chairman and CEO	135,233	-	-	-	-	-	-	135,233
Prepayments and other current assets	17,473	-	416	-	5,905	-	-	23,794

Total current assets	171,916	(2,434)	198,276	37,276	96,889	-	-	501,923

Property and Equipment
Property and equipment	18,390	18,459	80,956	-	3,020	-	-	120,825
Accumulated depreciation	(5,309)	(11,691)	(47,508)	-	(264)	-	-	(64,772)

Property and equipment, net	13,081	6,768	33,448	-	2,756	-	-	56,053

Exclusive Licenses
Exclusive licenses and patents	-	-	5,000	-	201,497	-	-	206,497
Accumulated amortization	-	-	(875)	-	(7,847)	-	-	(8,722)

Exclusive licenses, net	-	-	4,125	-	193,650	-	-	197,775

Acquired Technologies
Acquired technologies
Acquired technologies - CNS	-	325,000	-	-	-	-	-	325,000
Acquired technologies - PSI	-		2,095,000	-	-	-	-	2,095,000
Accumulated amortization
Accumulated amortization - CNS	-	(27,080)	-	-	-	-	-	(27,080)
Accumulated amortization - PSI	-		(192,038)	-	-	-	-	(192,038)
Accumulated impairment
Accumulated impairment - CNS	-	(297,920)	-	-	-	-	-	(297,920)
Accumulated impairment - PSI	-	-	-	-	-	-	-	-

Acquired technologies, net	-	-	1,902,962	-	-	-	-	1,902,962

Non-Compete Agreements
Non-compete agreements
Non-compete Agreement - CNS	-	120,000	-	-	-	-	-	120,000
Non-compete Agreement - PSI	-	-	120,000	-	-	-	-	120,000
Accumulated amortization
Accumulated amortization - CNS	-	(66,660)	-	-	-	-	-	(66,660)
Accumulated amortization - PSI	-	-	(55,000)	-	-	-	-	(55,000)
Accumulated impairment
Accumulated impairment - CNS	-	(53,340)	-	-	-	-	-	(53,340)
Accumulated impairment - PSI	-	-	-	-	-	-	-	-

Non-compete agreements, net	-	-	65,000	-	-	-	-	65,000

Trademarks
Trademarks
Trade Mark:TM - CNS	-	110,000	-	-	-	-	-	110,000
Trade Mark:TM - PL	-	-	420,000	-	-	-	-	420,000
Trade Mark:TM - PS	-	-	210,000	-	-	-	-	210,000
Accumulated amortization
Accumulated amortization - CNS	-	(20,380)	-	-	-	-	-	(20,380)
Accumulated amortization - PL	-	-	(102,500)	-	-	-	-	(102,500)
Accumulated amortization - PS	-	-	(62,500)	-	-	-	-	(62,500)

Accumulated impairment
Accumulated impairment - CNS	-	(89,620)	-	-	-	-	-	(89,620)
Accumulated impairment - PL	-	-	-	-	-	-	-	-
Accumulated impairment - PS	-	-	-	-	-	-	-	-

Trademarks, net	-	-	465,000	-	-	-	-	465,000

Website Development Costs
Website development costs	22,809	-	-	-	-	-	-	22,809
Accumulated amortization	(13,277)	-	-	-	-	-	-	(13,277)

Website development costs, net	9,532	-	-	-	-	-	-	9,532

Goodwill
Goodwill
Goodwill - CNS	-	2,868,045	-	-	-	-	-	2,868,045
Goodwill - NPC	-	-	-	1,200,000	-	-	-	1,200,000
Goodwill - PSI	-	-	1,716,603	-	-	-	-	1,716,603
Accumulated impairment	-	-	-	-	-	-	-	-
Accumulated impairment - CNS	-	(2,868,045)	-	-	-	-	-	(2,868,045)
Accumulated impairment - NPC	-	-	-	-	-	-	-	-
Accumulated impairment - PSI	-	-	-	-	-	-	-	-

Goodwill, net	-	-	1,716,603	1,200,000	-	-	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	-	-	-	-	-	-	87,767
Security deposits	-	36,939	1,760	-	-	-	-	38,699

Total other assets	87,767	36,939	1,760	-	-	-	-	126,466

Total assets	282,296	41,273	4,387,174	1,237,276	293,295	-	-	6,241,314

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as followed:

Employment Agreements – Stealthco Inc.

Employment Agreement – Ricky Howard

On July 1, 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Ricky Howard, (the “Executive”). The Executive and the Company hereby agree as follows:

Term

The Executive’s employment under this Agreement shall commence on the date hereof, and this Agreement shall commence as of that date and shall continue in effect until June 30, 2017.  The parties expressly understand that nothing in this Agreement is a guarantee or assurance of employment for any specific period of time.  Rather, subject to the notice provisions set forth in Section 6(c), the Executive understands that he is an at-will Executive, and that the Company may terminate his employment at any time, and the Executive is similarly free to resign at any time.

Duties

The Executive is engaged to serve as the Chief Executive Officer of the Company’s wholly-owned Subsidiary “StealthCo”, reporting to the Company’s CEO.  Executive shall have such duties as are customarily associated with such positions including but not limited to overall responsibility and authority for general operations, management, and employment matters and relationships, as well as such other senior executive duties as may from time to time be reasonably assigned to him by the Company’s CEO and/or Board of Directors.

Compensations

(a) Base Salary.  The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $100,000, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company.  The base salary paid to the Executive is subject to such payroll and other deductions as may be agreed upon by the parties or required by law.  This salary shall be paid in accordance with Company's customary biweekly payroll procedure.

(b) Benefits.  Upon the signing of the agreement, Executive shall be (i) entitled to receive a cash signing bonus of $8,500, payable over a period of three months, (ii) issued a signing stock option to purchase 250,000 shares at an exercise price of $0.40 per share.  Further, provided Executive remains employed by the Company, he will be granted additional stock options to buy up to 750,000 shares of the Company’s common stock, at a vesting schedule of 62,500 per quarter, starting with the quarter ending September 30, 2014. Each Stock option tranche shall carry an exercise price equal to the then market closing price, at the end of each quarter. All other terms and conditions not specified herein will be treated in accordance with the Company’s 2010 Non-Qualified Stock Compensation Plan. In the event of an acquisition or merger of the Company, all options granted or scheduled to be granted shall convert immediately into the incumbent company’s shares or be paid in cash on a cashless provision.

Termination

The Executive or the Company may voluntarily elect to terminate this Agreement (a termination "Without Cause") by delivering to the other party, at least ninety (45) days prior to the date upon which termination is desired, by written notice of such intention to terminate.

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

Background

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. The Company is engaged in the healthcare and medical device solutions business that addresses important healthcare and wellness needs. The Company began operations as an online nutraceutical store but has expanded into additional businesses within the healthcare and medical sectors, through acquisition of CNS Wellness Florida, LLC (CNS), Psoria-Shield Inc. (PSI), and National Pain Centers Inc. (NPC), and the acquisition of certain assets of SMI Holdings, Inc. d/b/a StealthMark, Inc. by the Company’s wholly-owned subsidiary, Stealthco, Inc. (“StealthCo” or “SCI”). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as psoriasis, eczema, vitiligo, and others. NPC manages physician services in three clinics and two surgical centers, providing diagnostic, surgical, treatment, research, advocacy, education, and setting standards/protocols within the interventional and multi-modal pain management. SCI is a provider of certain authentication and encryption products and services. Our online web-based store “aminofactory.com”, is designed to market customized vitamins and other nutritional supplements to the sports industry.

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

Aminofactory.com

Since we started implementation of our acquisition strategy, we have focused primarily upon the development of our subsidiaries’s products, services and operations. We have continued limited development of our aminofactory.com web-based online store and expansion of a wider range of nutritional supplements, including customized formulas uniquely tailored to suit an individual’s needs. Customers that log into our site may select an amino acid supplement and/or nutritious formula combination suitable to his/her needs. Once a suitable supplement solution has been chosen by the client, his/her order is placed for processing through our suppliers and generally shipped directly by the supplier to the client within seven business days.

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

StealthCo

On April 4, 2014, SCI acquired certain assets of SMI Holdings, Inc., a Minnesota corporation d/b/a StealthMark, Inc., including StealthMark tradenames and marks, and related authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI provides customers brand protection from counterfeiting and diversion while maintaining the integrity of product authentication. SCI enables the Company to offer a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

We believe the need for anti-counterfeit and diversion solutions has never been clearer, as an estimated 5-7% of all goods traded on the global market are counterfeit, resulting in over approximately $900 billion in lost revenues annually. More importantly, in the pharmaceutical and medical device markets, counterfeiting and diversion has led to an estimated loss of $200 billion in revenues. SCI solutions demonstrate an emerging market awareness through encryption and state of the art software products that aim to put an end to counterfeiting and diversion.

SCI operations are managed by its CEO, Ricky Howard. Mr. Howard has over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes.

Management

Presently, our general business functions and strategies are managed by our founder, Andrew J. Kandalepas, Dr. Joshi and Mr. Howard. Mr. Kandalepas serves as Chief Executive Officer (“CEO”), Chairman of the Board of Directors, Prinicpal Accounting Officer, and Chief Financial Officer (“CFO”) of the Company. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions, working closely with Dr. Joshi and Mr. Howard. His service in multiple capacities shall continue until we are financially capable of engaging additional management personnel.

As noted above, Dr. Joshi serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors, as well as CEO of NPC.

Mr. Howard serves as CEO of the Company’s wholly-owned subsidiary, SCI.

We relied upon CNS’s management team including William A. Lambos and Peter A. Hannouche to manage the CNS business through January 24, 2014, at which time their employment terminated. We are currently considering CNS management alternatives and have suspended operations.

We relied upon PSI’s executive management, Mr. Scot L. Johnson, to operate PSI’s business through March 31, 2014. Subsequently, by mutual agreement with the Company, he resigned as an officer of PSI and director of the Company. In connection with his resignation, Mr. Johnson agreed to provide technical and support consulting services through April 1, 2015, pursuant to a Separation Agreement and Consulting Agreement. He also agreed to restrictions on his shareholdings pursuant to a Lock-up Agreement. We are currently considering PSI management alternatives.

Results of Operations

For the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

For the three months ended June 30, 2014, we earned $70,576 in revenues, incurred $539 in cost of revenues, resulting $70,037 in gross margin. We expended $106,564; $90,391; $57,221; $7,300; $151,160; and $94,438; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $497,000 for the three months ended June 30, 2014.

For the three months ended June 30, 2013, we earned $77,157 in revenues, incurred $1,770 in cost of revenues, resulting $75,387 in gross margin. We expended $38,220; $52,693; $47,117; $3,475; $198,557; $29,037; and $243,879; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $461,151 for the three months ended June 30, 2013.

For the Nine Months Ended June 30, 2014 compared to the Nine Months Ended June 30, 2013

For the nine months ended June 30, 2014, we earned $175,762 in revenues, incurred $2,777 in cost of revenues, resulting $172,985 in gross margin. We expended $193,759; $175,709; $163,203; $7,741; $746,103; and $327,837; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We reported impairment of goodwill of $3,308,925. We had a loss from operations of $4,961,646 (including impairment) for the nine months ended June 30, 2014.

For the nine months ended June 30, 2013, we earned $175,035 in revenues, incurred $1,770 in cost of revenues, resulting $175,265 in gross margin. We expended $569,075; $213,045; $149,023; $6,394; $617,551; $65,836; and $546,995; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $1,994,654 for the nine months ended June 30, 2013.

The Company maintained five (5) business segments through the end of the period covered by this Report:

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

(iv)

Practice Management Services: which it provides through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicagoland area; and

(v)

Authentication and Encryption Products and Services: which it provides through StealthCo, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a StealthMark, Inc., including StealthMark tradenames and marks, and related authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company is as follows:

For the Six Months

Ended

March 31, 2014

	WCUI	CNS	PSI	NPC	SCI	WCUI	Consl Adj (2)	Consolidated
	Corporate Headquarter	Client Services	Medical Devices	Practice Management	Authentication & Encryption	Nutritional Supplement Distribution		Total
Revenue
Client services	-	102,156	-	-	-	-	-	102,156
Management fee	-	-	-	70,000	-	-	-	70,000
Sales	-	-	-	-	-	3,606	-	3,606

Total revenue	-	102,156	-	70,000	-	3,606	-	175,762
							-
Cost of goods sold	-	-	-	-	-	2,777	-	2,777

Gross margin	-	102,156	-	70,000	-	829	-	172,985

Operating expenses
Consulting fees	193,759	-	-	-	-	-	-	193,759
Professional fees	169,309	-	6,400	-	-	-	-	175,709
Rent expense - related party	19,021	-	-	-	-	-	-	19,021
Rent expense	-	118,622	19,260	-	6,300	-	-	144,182
Research and development	-	-	441	7,300	-	-	-	7,741
Salaries - officers	344,940	75,000	75,000	50,000	-	-	-	544,940
Salaries - others	68,851	89,426	27,500	15,386	-	-	-	201,163
Selling expenses	-	4,013	34,909	-	-	-	-	38,922
Depreciation and amortization	211,354	-	-	-	-	-	-	211,354
Impairment of intangible assets and goodwill	2,985,880	-	-	-	-	-	323,045	3,308,925
General and administrative expenses	118,336	54,568	70,478	8,870	36,663	-	-	288,915

Total operating expenses	4,111,450	341,629	233,988	81,556	42,963	-	323,045	5,134,631

Loss from operations	(4,111,450)	(239,473)	(233,988)	(11,556)	(42,963)	829	(323,045)	(4,961,646)

Other (income) epxense
Interest expense - related party	-	1,662	-	-	-	-	-	1,662
Other (income) expense	-	1,167	(5,737)	-	-	-	-	(4,570)

Other (income) expense, net	-	2,829	(5,737)	-	-	-	-	(2,908)

Loss before income tax provision	(4,111,450)	(242,302)	(228,251)	(11,556)	(42,963)	829	(323,045)	(4,958,738)

Income tax provision	-	-	-	-	-	-	-	-

Net loss	(4,111,450)	(242,302)	(228,251)	(11,556)	(42,963)	829	(323,045)	(4,958,738)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of June 30, 2014, our cash balance was $56,793. Management estimated that our current monthly burn rate is approximately $151,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the nine months ended June 30, 2014 we raised $1,411,080 from equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

StealthCo

StealthMark devoted substantial effort and resources to develop and advance microparticle security technologies in support of its business activities. Protection of the acquired StealthMark intellectual property is maintained through a combination of Patents, Trademarks, and Trade Secrets consisting of the following:

U.S. Patent	Issued	“Title” – Summary

No. 6,647,649	November 18, 2003	“Microparticle Taggant Systems” - Generation of microparticle codes from marks containing encrypted microparticles.

No. 7,720,254	May 18, 2010	“Automatic Microparticle Mark Reader” - Automatic readers for interrogating microparticle marks.

No. 7,831.042	November 9, 2010	“Three-Dimensional Authentication Of Microparticle Mark - Validation of 3D nature of microparticle mark to protect against counterfeiting of mark.

No. 7,885,428	February 8, 2011	“Automatic Microparticle Mark Reader” - Automatic readers for interrogating microparticle marks (broadened protection).

No. 8,033,450	October 11, 2011	“Expression Codes For Microparticle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each microparticle mark to protect against counterfeiting of marks.

Appl. No. 12/899,110	Pending (Notice of Allowance received)	“Three-Dimensional Authentication Of Microparticle Mark - Validation of 3D nature of microparticle mark to protect against counterfeiting of marks (broadened protection).

Europe

WO/EP Patent	Issued	“Title” - Summary

Appl. No. 07753042.6	Pending	“Automatic Microparticle Mark Reader” - Automatic readers for interrogating microparticle marks.

Appl. No. 07753043.4	Pending	“Expression Codes For Microparticle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each microparticle mark to protect against counterfeiting of marks.

Appl. No. 07753034.3	Pending	“Three-Dimensional Authentication Of Microparticle Mark - Validation of 3D nature of microparticle mark to protect against counterfeiting of mark.

Trademarks	Type	Countries
Stealth Mark®	Registered	United States European Community Australia

StealthFire™	Not Registered	United States European Community

Trade Secrets

Stealth Mark proprietary technologies and capabilities being maintained as Trade Secrets include, but are not limited to:

•

Microparticle Manufacturing

•

Microparticle Color Systems

•

Technology advancements providing improvements in Automatic Reader performance

•

Software solutions supporting microparticle security solutions

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We employed no employees within CNS, and two (2) full-time employees and two (2) part-time employees within PSI, at the beginning of the period covered by this Report. Mr. Johnson no longer serves as an officer or employee of the Company or PSI, but he continues to provide technical and support consulting services pursuant to a Separation Agreement and Consulting Agreement. We are currently considering PSI management and staffing alternatives. We employed four (4) full-time and two (2) part-time employees within NPC, and two (2) full-time and four (4) part-time employees within SCI, as of the end of the period covered by this Report.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended June 30, 2014.

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

WELLNESS CENTER USA, INC.

Date: August 20, 2014	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	August 20, 2014

/s/ Periklis Papadopoulos	Director	August 20, 2014
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Secretary and Director	August 20, 2014
Jay Joshi, M.D.