Form 10-Q/A
period 2014-06-30
Wellness Center USA, Inc.
filed 2014-08-25
CIK 1516887

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 21, 2014 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

__________________

* Previously filed with Form 10-Q for the period ended June 30, 2014 on August 21, 2014.

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

WELLNESS CENTER USA, INC.

Date: August 25, 2014	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chief Executive Officer, Chairman, Principal Accounting Officer, Chief Financial Officer, and Director	August 25, 2014
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	August 25, 2014
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Secretary and Director	August 25, 2014
Jay Joshi, M.D.

5