Form 10-K
period 2014-09-30
Wellness Center USA, Inc.
filed 2015-01-15
CIK 1516887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter ended December 31, 2014: $5,281,665.

As of September 30, 2014, the registrant had 44,336,795 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: See Item 15.

PART I

ITEM 1. BUSINESS

Background.

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. Following that date, we were engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and expanded into additional businesses within the healthcare and medical sectors through four acquisitions: CNS-Wellness LLC (“CNS”); Psoria-Shield Inc. (“PSI”); National Pain Centers, Inc. (“NPC”); and certain assets of SMI Holdings, Inc., d/b/a StealthMark, Inc. acquired through the Company’s wholly-owned subsidiary, Stealthco, Inc. (“SCI”). CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others. NPC is a management services provider that manages non-medical services in clinics and surgical centers in the Chicago-land area. SCI is engaged in the business of selling, licensing or otherwise providing certain encryption and authentication products and services.

Description of CNS.

CNS was organized in the State of Florida on May 26, 2009. It was acquired by the Company through a share exchange on August 2, 2012 and was operated as a wholly-owned subsidiary of the Company. CNS provides alternative, scientific approaches to mental health and wellness. It assesses dis-regulations in brain function via EEG-based brain mapping along with other recognized behavioral health assessment tools, such as neuropsychological examinations. Its trained therapists then assist the client to restore brain function to within normative limits using leading–edge modalities, such as LENS, Neurofield EMS therapy, traditional neurofeedback, hemoencephalography, transcranial direct current stimulation, cranial alternating current stimulation, photonic stimulation and heart variability training.

On September 30, 2014, the Company completed the disposition of all of its issued and outstanding membership interests in CNS. CNS operations had been suspended following termination of management in January, 2014. The disposition was part of a settlement of proceedings filed by the Company against said management and an entity affiliated with management. The disposition of interests was in consideration of management’s return of 7,300,000 shares of common stock in the Company issued to management in connection with the Company’s acquisition of CNS in 2012, which shares were returned to the Company’s treasury and then cancelled as part of the settlement. Each party to the proceedings released each of the others, and any and all claims that might be asserted, and the proceedings were dismissed with prejudice by the court.

Description of PSI.

PSI was incorporated under the laws of the State of Florida on June 17, 2009. It was acquired by the Company through a share exchange on August 24, 2012 and is operated as a wholly-owned subsidiary of the Company. PSI is a medical device design and manufacturing company. It designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the Psoria-Light. The Psoria-Light is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including; psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma. PSI intends to enter into agreements with third parties, in the United States and internationally, for the manufacture of component parts that make up the Psoria-Light and to license its proprietary technology to third parties domestically and in selected foreign markets.

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

Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and PSI has serviced approximately 350 clients since PSI started to sell the device in January 2012. There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base.

Description of NPC.

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company. NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management.

NPC is managed by its founder and CEO Dr. Jay Joshi, MD, DABA, DABAPM, FABAPM. Dr. Joshi also serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors. Dr. Joshi is a nationally recognized double board certified Anesthesiologist and fellowship trained Interventional Spine and Pain Management physician whose capabilities combine clinical medicine, research, creativity, marketing, inventions, and business development. He is considered a National Key Opinion Leader in pain management. He has presented to a variety of audiences over 500 times, and has worked internationally at the World Health Organization (WHO).

Description of SCI.

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Minnesota-based provider of StealthMark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain StealthMark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It provides customers brand protection from counterfeiting and diversion while maintaining the integrity of product authentication. SCI enables the Company to offer a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

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

Description of Aminofactory.com

Since the acquisitions and disposition described above, we have focused primarily upon development of acquired and disposed products, services and operations. During the period covered by this report, we have continued limited development of our aminofactory.com web-based online store and expansion of a wider range of nutritional supplements, including customized formulas uniquely tailored to suit an individual’s needs. However, this line of business has not presented a material source of revenue and management is currently evaluating whether to continue or to terminate “aminofactory.com” activities.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

UNFAVORABLE PUBLICITY OR CONSUMER ACCEPTANCE OF OUR PRODUCTS OR SERVICES GENERALLY COULD REDUCE OUR SALES.

We will be highly dependent upon consumer acceptance of the safety, efficacy and quality of our products and services, as well as similar products or services offered by other companies. Consumer acceptance of products or services can be significantly influenced by scientific research or findings, national media attention and other publicity about product use or services. A product or service may be received favorably, resulting in high sales associated with that product or service that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and services and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption or use of our products or services, or any other similar products and services, with illness or other adverse effects, or that questions the benefits of our or similar products or services, or claims that they are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations.

COMPLYING WITH NEW AND EXISTING GOVERNMENT REGULATION, BOTH IN THE U.S. AND ABROAD, COULD SIGNIFICANTLY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution, licensing and/or sale of our products and services are subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products and services are offered or are sold. Government regulations may prevent or delay the introduction or require design modifications of our products. Regulatory authorities may not accept the evidence of safety we present for existing or new products or services that we wish to market, or they may determine that a particular product or service presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall products or terminate marketing of services that present such risks. Authorities may also determine that certain advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is unacceptable an unauthorized version of a food or dietary supplement “health claim.” Failure to comply with any regulatory requirements could prevent us from marketing particular existing or new products or services, or subject us to administrative, civil or criminal penalties.

WE WILL OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND GROWTH PROSPECTS.

The U.S. healthcare solutions industry is a large and highly fragmented industry. Our potential competitors include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other participants in the industry. The principle elements of competition in the industry are price, selection and distribution channel offerings. We believe that the market is also highly sensitive to the introduction of new products and services, which may rapidly capture a significant share of the market. In the U.S., we shall also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products or services gain market acceptance, we may experience increased competition for those products or services as more participants enter the market. Currently, we are not a manufacturer. To the extent that we become a manufacturer or engage third party manufacturers to produce any product, our manufacturing capabilities may not be adequate or sufficient to compete with large scale, direct or third-party manufacturers. Certain of our potential competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and promotion of their products and services. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our potential competitors may be more effective and efficient in introducing new products or services. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

OUR DECISIONS TO ACQUIRE PSI, NPC AND SCI WERE BASED UPON ASSUMPTIONS WHICH MAY PROVE TO BE ERRONEOUS.

Our decisions to acquire PSI, NPC and SCI were based upon assumptions regarding their respective existing and prospective operations, products and services, the potential market for their respective products and services, and our ability to integrate their respective operations in a manner that would enable us to launch the marketing and sale of their respective products and services. Our decisions were based upon information available to management, and assumptions made by management, at the time of each respective acquisition, regarding the potential viability of such products and services and our ability to integrate operations.

Our assumptions may prove to be erroneous. Each company is a small development stage company with a limited operating history. Each is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful, or that their respective products and services will be favorably perceived and accepted by our assumed potential customer populations.

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

Psoria-Light treatments appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, but PSI has serviced approximately 350 clients since PSI started to sell the device in January 2012. There can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that Psoria-Light treatments will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

WE RELY UPON PSI, NPC AND SCI PERSONNEL TO OPERATE THEIR RESPECTIVE BUSINESSES AND THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We rely upon the current executive management of PSI, NPC and SCI to operate their respective business operations. Although we have executed employment agreements with key management personnel of PSI, NPC and SCI, we cannot guarantee that any such personnel will remain affiliated with us.

If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

PSI, NPC AND SCI HAVE LIMITED EXPERIENCE IN MARKETING THEIR RESPECTIVE PRODUCTS AND SERVICES.

PSI, NPC and SCI each has undertaken initial, limited marketing efforts for their respective products and services. Their sales and marketing teams will compete against the experienced and well-funded sales organizations of competitors. Their revenues and ability to achieve profitability will depend largely on the effectiveness of their respective sales and marketing team. Each will face significant challenges and risks related to marketing its services, including, but not limited to, the following:

•

the ability of sales representatives to obtain access to or persuade adequate numbers of healthcare providers to purchase and use their respective products and services;

•

the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

•

the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

•

assuring compliance with government regulatory requirements affecting the healthcare industry.

In addition, PSI plans to establish a network of distributors in selected foreign markets to market, sell and distribute the Psoria-Light device. If PSI fails to select or use appropriate foreign distributors, or if the sales and marketing strategies of such distributors prove ineffective in generating sales of the device, our revenues would be adversely affected and we might never become profitable.

COMMERCIALIZATION OF PRODUCTS AND SERVICES WILL REQUIRE US TO BUILD AND MAINTAIN SOPHISTICATED SALES AND MARKETING TEAMS.

None of our subsidiaries has any prior experience with commercializing their respective products and services. To successfully commercialize their products and services we will need to establish and maintain sophisticated sales and marketing teams. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize our product and to generate revenues will be impaired, and our business will be harmed.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES WITH GREATER RESOURCES AND WELL-ESTABLISHED SALES CHANNELS, WHICH MAY MAKE IT DIFFICULT FOR US TO ACHIEVE MARKET PENETRATION.

The markets for our subsidiaries’ respective products and services are highly competitive and are significantly affected by new treatment and product introductions. Direct competitors may enjoy competitive advantages, including:

•

established service and product lines with proven results;

•

brand awareness;

•

name recognition;

•

established product acceptance by healthcare providers and clients;

•

established relationships with healthcare providers and clients;

•

integrated distribution networks; and

•

greater financial resources for product development, sales and marketing, and patent litigation.

Many competitors may have significantly greater funds to spend on the research, development, promotion and sale of new and existing services and products. These resources can enable them to respond more quickly to new or emerging technologies and changes in the market.

WE MAY BECOME INVOLVED IN FUTURE LITIGATION OR CLAIMS THAT MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Healthcare providers and customers that use our subsidiaries’ products or services may bring product liability or other claims against us. To limit such exposure, each subsidiary plans to develop a comprehensive training and education program for persons using their respective products and services. There can be no assurance that such training and education programs will help avoid complications resulting from any provision of products or services. In addition, although they may provide such training and education, they may not be able to ensure proper provision of products or services in each instance and may be unsuccessful at avoiding significant liability exposure as a result. While we may currently maintain and plan to continue to maintain liability insurance in amounts we consider sufficient, such insurance may prove insufficient to provide coverage against any or all asserted claims. In addition, experience ratings and general market conditions may change at any time so as to render us unable to obtain or maintain insurance on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

•

the diversion of management’s time and attention from our business and operations;

•

the expenditure of large amounts of cash on legal fees, expenses and payment of settlements or damages;

•

decreased demand for our products and services; and

•

negative publicity and injury to our reputation.

Each and every one of above consequences of claims and litigation occur could have a material adverse effect on us, our subsidiaries, and our business operations and financial condition.

HEALTHCARE PROVIDERS MAY BE UNABLE TO OBTAIN COVERAGE OR REIMBURSEMENT FROM THIRD-PARTY PAYORS FOR PSORIA-LIGHT TREATMENTS, WHICH COULD LIMIT OUR ABILITY TO MARKET PSI PRODUCTS AND SERVICES.

We expect that healthcare providers will bill various third-party payers, such as Medicare, Medicaid, other governmental programs, and private insurers, for Psoria-Light treatments. We believe that the cost of Psoria-Light treatments is generally already reimbursable under governmental programs and most private plans. Accordingly, we believe that healthcare providers will generally not require new billing authorizations or codes in order to be compensated for performing medically necessary procedures using Psoria-Light treatments. There can be no assurance, however, that coverage, coding and reimbursement policies of third-party payers will not change in the future. PSI’s success in selected foreign markets will also depend upon the eligibility of the Psoria-Light device for coverage and reimbursement by government-sponsored healthcare payment systems and third-party payers. In both the United States and foreign markets, healthcare cost-containment efforts are prevalent and are expected to continue. Prospective clients’ failure to obtain sufficient reimbursement could limit our ability to market PSI products and services and decrease our ability to generate revenue.

WE PLAN TO RELY ON THIRD PARTY DISTRIBUTORS FOR PSI SALES, MARKETING AND DISTRIBUTION ACTIVITIES IN FOREIGN COUNTRIES.

Although we plan to market and sell our products and services directly through our own sales representatives in the domestic market, we plan to rely on third party distributors to sell, market, and distribute the Psoria-Light device in selected international markets. Because we intend to rely on third party distributors for sales, marketing and distribution activities in international markets, we will be subject to a number of risks associated with our dependence on these third party distributors, including:

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

OUR ABILITY TO ACHIEVE COMMERCIAL SUCCESS WILL DEPEND IN PART ON OBTAINING AND MAINTAINING PATENT PROTECTION (IF ANY) AND TRADE SECRET PROTECTION RELATING TO OUR PRODUCTS, THE TECHNOLOGY ASSOCIATED WITH OUR PRODUCTS, AND ANY OTHER PRODUCTS AND TECHNOLOGY WE MAY DEVELOP, AS WELL AS SUCCESSFULLY DEFENDING OUR PATENT(S) (IF ANY) AND LICENSED PATENTS (IF ISSUED) AGAINST THIRD PARTY CHALLENGES. IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PROTECTION FOR OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY, THE VALUE OF OUR PRODUCTS WILL BE ADVERSELY AFFECTED, AND WE WILL NOT BE ABLE TO PROTECT SUCH TECHNOLOGY FROM UNAUTHORIZED USE BY THIRD PARTIES.

Our commercial success will depend largely on our ability to obtain and maintain patent protection and intellectual property protection covering certain aspects of the technology that we intend to utilize in the development and commercialization of PSI’s initial medical device product, the Psoria-Light, and existing SCI products, to obtain and maintain patent and intellectual property protection for any other products that we may develop and seek to market. In order to protect our competitive position for the Psoria-Light, SCI products, and any other products that we may develop and seek to market, we, or our executive officers, as the case may be, will have to:

•

prevent others from successfully challenging the validity or enforceability of our issued, pending, or licensed patents (if any);

•

prevent others from infringing upon, our issued, pending, or licensed patents (if any) and our other proprietary rights;

•

operate our business, including the manufacture, sale and use of the Psoria-Light and any other products, without infringing upon the proprietary rights of others;

•

successfully enforce our rights to issued, pending, or licensed patents (if any) against third parties when necessary and appropriate; and

•

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

StealthMark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired StealthMark intellectual property is maintained through, among other things, five patents issued between November 18, 2003 and October 11, 2011 as US 6,647,649; 7,720,254; 7,831,042; 7,885,428; and 8,033,450 and pending US Application 12/899,110, as well as several pending European Applications.

Protection of intellectual property in the markets in which we compete is highly uncertain and involves complex legal and scientific questions. It may be difficult to obtain patents relating to our products or technology. Furthermore, any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

WE EXPECT TO RELY ON TRADEMARKS, TRADE SECRET PROTECTIONS, KNOW-HOW AND CONTRACTUAL SAFEGUARDS TO PROTECT OUR NON-PATENTED INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY.

We expect to rely on trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property and proprietary technology. Current employees, consultants and advisors have entered into, and future employees, consultants and advisors will be required to enter into, confidentiality agreements that prohibit the disclosure or use of confidential information. We also intend to enter into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements or that the subject confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

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

OUR ABILITY TO MARKET PRODUCTS IN FOREIGN COUNTRIES MAY BE IMPAIRED BY THE ACTIVITIES AND INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We may elect to market and sell products in select international markets. Except for certain pending StealthMark European Applications, neither the Company nor any of our officers or directors has filed (nor does the Company or any of our officers or directors currently have an intention to file) for any international patent protection for any of our products or any of the technology associated with our products. However, to successfully enter into these international markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights (if any) against third parties that we believe may be infringing on our rights. The laws of some foreign countries do not protect intellectual property, including patents, to as great an extent as do the laws of the United States. Policing unauthorized use of our intellectual property is difficult, and there is a risk that despite the expenditure of significant financial resources and the diversion of management attention, any measures that we take to protect our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our products, thus likely reducing our potential sales in these countries. Furthermore, our future patent rights (if any) may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.

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

PSI offices are located at 6408 West Linebaugh Avenue, Suite 103, Tampa, Florida 33625. PSI’s telephone number is (866) 725-0969. PSI occupies the office space pursuant to a lease executed as of July 7, 2014, for a period of six months, with monthly base rent of $2,000, which was subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses. The lease term has been extended on a month-to-month basis. Suite 103 comprises approximately 2,000 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room.

NPC offices are located at 230 Central Drive, Suite 201, Vernon Hills, Illinois 60061. Its telephone number is (847) 701-3256. NPC occupies the office space pursuant to a lease executed as of January 1, 2015, for a period of twelve (12) months, with monthly base rent of $1,600.

SCI offices are located at 6845 20th Avenue, Centerville, Minnesota 55038. Its telephone number is (651) 765-9560. SCI occupies 3,300 square of office space pursuant to a lease executed as of June 26, 2013, for a period of nineteen months, with monthly base rent of $2,100.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2014 there were 44,336,795 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

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

July 2014 Issuances

On July 22, 2014, the Company issued warrants to purchase 348,000 shares with an exercise price of $0.30 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 22, 2014

Expected life (year)	5

Expected volatility (*)	54.17%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

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

The estimated fair value of the warrants was $0.06 per warrant share or $20,053, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.1	$122,013	$-

Granted	9,389,721	0.30 - 1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40 – 0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	-1,550,000	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Earned and exercisable, September 30, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,554,686	3.20	$0.46	14,554,686	3.20	$0.46

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

September 28, 2014 Issuance

On September 30, 2014, the Company issued an option to purchase 200,000 shares of its common stock to the officer of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance.

February 28, 2014

Expected life (year)	5

Expected volatility (*)	47.58%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.8%

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

The estimated fair value of the stock options was $30,940 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,227	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,000,000	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Vested and exercisable, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000	1.00	$0.01	1,600,000	1.00	$0.01

$0.01	200,000	1.37	0.01	200,000	1.37	0.01

$0.44	50,000	2.70	0.44	50,000	2.70	0.44

$1.00	750,000	6.44	1.00	750,000	6.44	1.00

$2.00	650,000	7.65	2.00	650,000	7.65	2.00

$0.75	10,000	4.19	0.75	10,000	4.19	0.75

$0.40	1,800,000	4.67	0.40	1,800,000	4.67	0.40

$0.13	200,000	5.00	0.13	1,800,000	5.00	0.13

$0.01 - 2.00	5,260,000	3.80	0.54	5,060,000	3.80	0.54

As of September 30, 2014, there were 2,240,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

Our consolidated financial statements as of and for the fiscal year ended September 30, 2014 and 2013 are included in this Annual Report in reliance on the report of Li and Company, PC, an independent registered public accounting firm, given on the authority of that firm as experts in auditing and accounting.

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

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. Following that date, we were engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and expanded into additional businesses within the healthcare and medical sectors through four acquisitions: CNS-Wellness LLC (“CNS”), Psoria-Shield Inc. (“PSI”), National Pain Centers. Inc. (“NPC”) and certain assets of SMI Holdings, Inc., d/b/a StealthMark, Inc. CNS is a cognitive neuroscience company specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems. PSI is a developer and manufacturer of Ultra Violet (UV) phototherapy devices for the treatment of skin diseases such as; psoriasis, eczema, vitiligo, and others. NPC is a management services provider that manages non-medical services in clinics and surgical centers in the Chicago-land area. SCI is engaged in the business of selling, licensing or otherwise providing certain authentication and encryption products and services.

CNS

CNS was organized in the State of Florida on May 26, 2009. It was acquired by the Company through a share exchange on August 2, 2012 and was operated as a wholly-owned subsidiary of the Company. CNS provides alternative, scientific approaches to mental health and wellness. It assesses dis-regulations in brain function via EEG-based brain mapping along with other recognized behavioral health assessment tools, such as neuropsychological examinations. Its trained therapists then assist the client to restore brain function to within normative limits using leading–edge modalities, such as LENS, Neurofield EMS therapy, traditional neurofeedback, hemoencephalography, transcranial direct current stimulation, cranial alternating current stimulation, photonic stimulation and heart variability training.

On September 30, 2014, the Company completed the disposition of all of its issued and outstanding membership interests in CNS. CNS operations had been suspended following termination of management in January, 2014. The disposition was part of a settlement of proceedings filed by the Company against said management and an entity affiliated with management. The disposition of interests was in consideration of management’s return of 7,300,000 shares of common stock in the Company issued to management in connection with the Company’s acquisition of CNS in 2012, which shares were returned to the Company’s treasury and then cancelled as part of the settlement. Each party to the proceedings released each of the others, and any and all claims that might be asserted against any of them, and the proceedings were dismissed with prejudice by the court.

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

Mr. Scot L. Johnson, the founder of PSI, led initial steps to develop and market the Psoria-Light device. He served as PSI’s president through April 11, 2014, continuing to provide technical and support consulting services thereafter pursuant to a Consulting Agreement dated as of April 11, 2014. He has substantial experience in promoting difficult-to-sell medical devices (i.e., medical devices that are expensive and that do not have an established billing code for reimbursement) in difficult-to-penetrate and non-traditional markets (i.e., military and space markets). He also has a solid track record of working together to develop space technology partnerships and technical product marketing programs. Mr. Johnson has extensive experience in medical device and LED-based optics design, manufacturing and sales. In addition, on October 24, 2014, the Company entered into an Agency Agreement with The Medical Alliance, Inc., a Florida-based corporation (“TMA”), to work together in the further development, marketing, licensing and/or sale of PSI technology and products, resulting in the execution of a Joint Venture Agreement, effective as of January 12, 2015, with TMA for such purposes.

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

We expect to build upon PSI’s current development and marketing efforts, however, PSI only started to sell the devices since January 2012 with a limited operating history. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, and PSI has serviced approximately 350 clients since PSI started to sell the device in January 2012. In order for the Company to continue PSI operations it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

NPC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company with four (4) full-time employees. NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014 by and between NPC and National Pain Centers, LLC ("NPCLLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Pursuant the agreement, NPC LLC engages NPC to provide management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPCLLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPCLLC on net-30 term.

NPC is managed by its founder and CEO Dr. Jay Joshi, MD, DABA, DABAPM, FABAPM. Dr. Joshi also serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors. Dr. Joshi is a nationally recognized double board certified Anesthesiologist and fellowship trained Interventional Spine and Pain Management physician whose capabilities combine clinical medicine, research, creativity, marketing, inventions, and business development. He is considered a National Key Opinion Leader in pain management. He has presented to a variety of audiences over 500 times, and has worked internationally at the World Health Organization (WHO).

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Minnesota-based provider of StealthMark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain StealthMark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company with two full-time and two part-time employees. It provides customers brand protection from counterfeiting and diversion while maintaining the integrity of product authentication. SCI enables the Company to offer a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

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

Aminofactory.com

Since the acquisitions and disposition described above, we have focused primarily upon development of acquired and disposed products, services and operations. During the period covered by this report, we have continued limited development of our aminofactory.com web-based online store and expansion of a wider range of nutritional supplements, including customized formulas uniquely tailored to suit an individual’s needs. However, this line of business has not presented a material source of revenue and management is currently evaluating whether to continue or to terminate “aminofactory.com” activities.

Supplements offered through our website are produced by unaffiliated third party manufacturers and/or product fulfillment suppliers, specializing in nutritional supplement production. Supplements produced for us can be also provided to our competitors by our suppliers and/or manufacturers. However, we are able to specifically select our product portfolio and market it through our website with our custom packaging and pricing, under a supplier or manufacturer’s, or under our own label, in the event that management decides to continue this line of business.

Management

Presently, all business functions of the Company are managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the Company is financially capable to engage additional staffing.

We rely upon PSI’s current executive management, Mr. Kandalepas, to operate PSI’s business. We also rely upon PSI’s founder and past president, Mr. Scot Johnson, to provide technical and support consulting services. He has substantial experience in promoting difficult-to-sell medical devices in difficult-to-penetrate and non-traditional markets. Mr. Johnson has extensive experience in medical device and LED-based optics design, manufacturing and sales. In addition, the Company entered into a Joint Venture Agreement, effective as of January 12, 2015, with The Medical Alliance, Inc., a Florida-based corporation, to work together in the further development, marketing, licensing and/or sale of PSI technology and products.

We rely upon NPC’s current executive management, Jay Joshi, M.D., DABA, DABAPM, FABAPM, to operate NPC’s business. Dr. Joshi is a nationally recognized double board certified Anesthesiologist and fellowship trained Interventional Spine and Pain Management physician whose capabilities combine clinical medicine, research, creativity, marketing, inventions, and business development. He is considered a National Key Opinion Leader in pain management. He has presented to a variety of audiences over 500 times, and has worked internationally at the World Health Organization (WHO). Although we have an Employment Agreement with Dr. Joshi, we cannot guarantee that he will remain affiliated with us.

We rely upon SCI’s current executive management, Mr. Ricky Howard, to operate SCI’s business. Mr. Howard has over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. Although we have an Employment Agreement with Mr. Howard, we cannot guarantee that he will remain affiliated with us.

Results of Operations

For the Fiscal Year Ended September 30, 2014

For the fiscal year ended September 30, 2014, we earned $225,184 in revenues, incurred $3,113 in cost of revenues, resulting $222,071 in gross profit. We expended $234,711, $233,241, $74,698, $855,251, $34,928, $541,342 and $3,308,925 in consulting fees, professional fees, rent, personnel, selling, general and administrative expenses and impairment of intangible assets and goodwill, respectively.

The Company maintained five (5) business segments through the end of the period covered by this Report:

(i)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

(ii)

Client Services: which it provided through CNS, its wholly-owned subsidiary acquired on August 2, 2012, a client service provider specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems;

(iii)

Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases;

(iv)

Practice Management Services: which it provided through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicago-land area; and

(v)

Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a StealthMark, Inc., including StealthMark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company is as follows:

	For the Fiscal Year Ended September 30, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorization and Encryption	Total
Revenue
Management services - related party			196,299		196,299
Sales	3,885			25,000	28,885

Total revenue	3,885	-	196,299	25,000	225,184

Cost of goods sold	3,113				3,113

Gross margin	772	-	196,299	25,000	222,071

Operating expenses
Consulting fees	234,711				234,711
Professional fees	208,476	6,400	18,365		233,241
Rent expense - related party	24,878				24,878
Rent expense		27,820	9,400	12,600	49,820
Research and development					-
Salaries - officers	349,813	75,000	240,927	55,154	720,894
Salaries - others	73,851	27,500	33,006		134,357
Selling expenses		34,928			34,928
Depreciation and amortization	275,209				275,209
Impairment of intangible assets and goodwill	3,308,925				3,308,925
General and administrative expenses	137,758	75,003	20,126	33,245	266,132

Total operating expenses	4,613,621	246,651	321,824	100,999	5,283,095

Loss from continuing operations	(4,612,849)	(246,651)	(125,525)	(75,999)	(5,061,024)

Liquidity and Capital Resources

As of September 30, 2014, our cash balance was $175,671 inclusive $7,881 held by WCUI, $165,874 held by NPC, $1,358 held by SCI, and $558 held by PSI. The management estimated that our current monthly burn rate to be approximate $456,874 inclusive of $426,338 for WCUI, $20,076 for PSI and $10,460 for NPC, respectively. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through private equity transactions or debt financing to fund our daily operations through next 12 months, however no assurance can be given that we will be successful in raising additional capital through private equity transactions or debt financing during the period. For the Period from October 1, 2013 through September 30, 2014, the Company has raised approximately $351,250 through the sale of certain equity units inclusive of one (1) share of our common stock and a warrant to purchase one (1) share of our common stock and warrants exercised. In the event that we are unable to raise sufficient capital through private equity transactions or debt financing we may have to reduce our operating expenses and maintain minimum level of operations.

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

In addition to the foregoing, StealthMark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired StealthMark intellectual property is maintained through a combination of Patents, Trademarks, and Trade Secrets consisting of the following:

U.S. Patent	Issued	“Title” – Summary

No. 6,647,649	November 18, 2003	“Micro-particle Taggant Systems” - Generation of Micro-particle codes from marks containing encrypted Micro-particles.

No. 7,720,254	May 18, 2010	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating Micro-particle marks.

No. 7,831.042	November 9, 2010	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of mark.

No. 7,885,428	February 8, 2011	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating micro-particle marks (broadened protection).

No. 8,033,450	October 11, 2011	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

Appl. No. 12/899,110	Pending (Notice of Allowance received)	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of marks (broadened protection).

Europe WO/EP Patent	Issued	“Title” – Summary

Appl. No. 07753042.6	Pending	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating Micro-particle marks.

Appl. No. 07753043.4	Pending	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

Appl. No. 07753034.3	Pending	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of Micro-particle mark to protect against counterfeiting of mark.

Trademarks	Type	Countries
Stealth Mark®	Registered	United States European Community Australia

StealthFire™	Not Registered	United States European Community
Trade Secrets

Stealth Mark proprietary technologies and capabilities being maintained as Trade Secrets include, but are not limited to:

•

Micro-particle Manufacturing

•

Micro-particle Color Systems

•

Technology advancements providing improvements in Automatic Reader performance

•

Software solutions supporting Micro-particle security solutions

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We currently employ our executive officers, three (3) full-time employees and several independent contractors within PSI, four (4) full-time employees within NPC, and two (2) full-time employees and two (2) part-time employees within SCI. We have Employment Agreements with key executive management personnel with each subsidiary company, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-58 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2014, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2015 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2015.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Andrew J. Kandalepas	62	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010

Periklis Papadopoulos	51	Director	Nov. 2010

Dr. Jay Joshi, M.D.	38	Director, Secretary, President, NPC	Feb. 2014

Ricky Howard	61	President, CEO, SCI	April 2014

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

			Other Annual	Restricted	Options	LTIP		All Other
	Year	Salary	Compensation	Stock	Awards	SARs	Payouts	Compensation
Name and Position	($)	($)	Bonus ($)	(Shares)	(Shares)	($)	($)	($)
Andrew J. Kandalepas,	2014	198,193	0	0	0	0	0	0
Chairman, President and CEO
	2013	200,000	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
(1)	2010	0	0	3,665,000	1,600,000	0	0	0

Periklis Papadopoulos, Ph.D.,	2014	0	0	0	0	0	0	0
Director
	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

Evan T. Manolis, MD(2)	2014	0	0	0	0	0	0	0

	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
(2)	2011	0	0	225,000	100,000	0	0	0

Dr Jay Joshi, President of NPC, Director	2013	200,000	0	0	600,000	0	0	0

Rick Howard, President, CEO of StealthCo	2014	100,000	0	0	250,000	0	0	0

(1)

Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer's compensation.

(2)

On June 30, 2011 the Company issued 125,000 shares each or 250,000 shares of its common stock in aggregate, valued at $250 on the date of issuance to the two (2) then outside members of the board of directors as compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Employment Agreements

We have Employment Agreements with our executive officers (excluding Mr. Kandalepas), and with key executive management personnel of each of our subsidiary companies. Each agreement is for a term of three years and provides an annual base salary ranging from $100,000 to $200,000, subject to increase, but not decrease, from time to time as determined by the Board of Directors. Employment under each agreement is at will and terminable by either party at any time. If an Employment Agreement is terminated by the executive for good reason (as defined therein), or by the Company other than for cause (as defined therein), the executive is entitled to pay through the termination date plus severance pay of up to three (3) month’s base pay for each full year of service then remaining. If an Employment Agreement is terminated by the executive for other than good reason, or by the Company for cause, the executive is entitled only to pay through the termination date and a portion of Company shares, options or warrants, if any, held by him or for his benefit are subject to forfeiture. Each Employment Agreement contains covenants not to compete, secrecy and non-interference which apply during employment and continue for a period of two years following termination.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants

Andrew J. Kandalepas, Chairman, President and CEO (*)	3,665,000	1,600,000		5,265,000	8.1%

Periklis Papadopoulos, Director (*)	225,000	100,000		325,000	0.5%

Evan T. Manolis, Director and Secretary (*)	225,000	100,000		325,000	0.5%

Dr. Jay Joshi, Director and President of NPC(*)	5,283,334	600,000		5,883,334	9.0%

Rick Howard, President of SCI(*)		312,500		312,500

Scot L. Johnson, former Director and PSI CEO (*)	2,253,750			2,253,750	3.5%

Officers and Directors as a group (*)	11,652,084	2,712,500	-	14,364,584	21.6%

Total issued and outstanding	45,236,794	5,260,000	14,554,686	65,051,480

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director

Ricky Howard	President and CEO of SCI and stockholder

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Management service agreement between NPC and National Pain Centers, LLC

On February 28, 20124, NPC, the Company's wholly-owned subsidiary, entered into a management service agreement with National Pain Centers, LLC ("NPCLLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Per the agreement, NPC LLC engages NPC to provide Management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPCLLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPCLLC on net-30 term.

Note Receivable – Chairman, President and CEO

	September 30, 2014	September 30, 2013

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

	$250,000	$250,000

Repayments from inception to date	(35,000)	(-)

Remaining balance	215,000	250,000

Current maturity of note receivable - Chairman, President and CEO	(127,233)	(83,333)

Note receivable - Chairman, President and CEO, net of current maturity	$87,767	$166,667

Note Payable – Related Party

	September 30, 2014	September 30, 2013

On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	-	37,139

On August 22, 2014, the Company issued a note to one of its stockholders for working capital purposes. The note is unsecured, non-interest bearing and due on demand.	15,000	37,139

	15,000	37,139

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $68,000 and $85,000 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended September 30, 2014 and 2013, respectively.

Tax Fees

For the fiscal year ended September 30, 2014 and 2013, we were billed $0 and $7,950 for professional services rendered for tax compliance, respectively.

All Other Fees

For the fiscal year ended September 30, 2014 and 2013, we were billed $0 and $29,750 for professional services rendered for the review of super 8-K, pro forma combined financial statements and response to the SEC comments, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Exchange Agreement dated May 30, 2012 by and between CNS Wellness Florida LLC and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.3	Letter of Understanding dated September 20, 2011 by and between Wellness Center USA, Inc. and Protein Factory.		Exhibit 2.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a StealthMark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.1	Employment Agreement dated as of August 2, 2012 by and between William A. Lambos and Wellness Center USA, Inc.		Exhibit 5.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.2	Employment Agreement dated as of August 2, 2012 by and between Peter A. Hannouche and Wellness Center USA, Inc.		Exhibit 5.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.3	Employment Agreement dated as of August 24, 2012 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Randy Howard and Wellness Center USA, Inc.	√

5.6	Consulting Agreement dated as of April 11, 2014 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.6 to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.1	Note dated August 9, 2010 by CNS Wellness Florida LLC in favor of a family member of one of its members in the principal amount of $37,139.		Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.2	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of William A. Lambos in the amount of $ 120,886.30.		Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.3	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of Peter A. Hannouche in the amount of $ 75,322.14.		Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC	√

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.	√

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.	√

21.1	List of subsidiaries of the Registrant	√

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

101.INS	XBRL Instance Document ****	√

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	√

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	√

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	√

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	√

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	√

(*)	Filed herewith.

(**)	Included in Exhibit 32.1

(***)	Included in Exhibit 32.2

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

WELLNESS CENTER USA, INC.

Date: January 14, 2015	By: /s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer	January 14, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	January 14, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	January 14, 2015

Wellness Center USA, Inc.

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at September 30, 2014 and 2013

F-3

Consolidated Statements of Operations for the Reporting Period Ended September 30, 2014 and 2013

F-5

Consolidated Statement of Changes in Stockholders’ Equity for the Reporting Period Ended September 30, 2014 and 2013

F-6

Consolidated Statements of Cash Flows for the Reporting Period Ended September 30, 2014 and 2013

F-8

Notes to the Consolidated Financial Statements

F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wellness Center USA, Inc.

We have audited the consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the reporting periods then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the reporting periods then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

January 15, 2015

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash	$175,671	$499,246
Accounts receivable	12,863	4,472
Inventories	269,990	135,485
Current maturity of note receivable - Chairman and CEO	127,233	83,333
Interest receivable on note receivable from Chairman and CEO	15,638	-
Prepayments and other current assets	2,470	7,475
Total current assets	603,865	730,011

Property and Equipment
Property and equipment	102,366	117,805
Accumulated depreciation	(57,702)	(43,300)
Property and equipment, net	44,664	74,505

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	384,803	5,000
Accumulated amortization	(12,156)	(688)
Patents and exclusive licenses, net	372,647	4,312

Acquired Technologies
Acquired technologies	2,420,000	2,420,000
Accumulated amortization	(245,305)	(132,433)
Accumulated impairment	(297,920)	-
Acquired technologies, net	1,876,775	2,287,567

Non-Compete Agreements
Non-compete agreements	240,000	240,000
Accumulated amortization	(129,160)	(79,162)
Accumulated impairment	(53,340)	-
Non-compete agreements, net	57,500	160,838

Trademarks
Trademarks	740,000	740,000
Accumulated amortization	(207,880)	(111,766)
Accumulated impairment	(89,620)	-
Trademarks, net	442,500	628,234

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(17,261)	(8,826)
Website development costs, net	5,548	13,983

Goodwill
Goodwill	5,784,648	4,584,648
Accumulated impairment	(2,868,045)	-
Goodwill, net	2,916,603	4,584,648

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	166,667
Security deposits	1,760	38,699
Total other assets	89,527	205,366

Total assets	$6,409,629	$8,689,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$72,059	$39,749
Accounts payable - related party	67,153	67,153
Accrued interest - related parties	26,667	9,445
Accrued payroll - officers	210,077	-
Accrued payroll liabilities	75,577	-
Accrued warranty	12,000	12,000
Credit cards payable	23,426	60,866
Current portion of deferred rent	-	11,363
Deferred revenues	25,000	-
Advances from related parties	284,679	224,736
Customer deposits	3,128	-
Loan payable - others	9,000	-
Convertible notes payable - JMJ	204,166	-
Note payable - related party	15,000	37,139
Accrued expenses and other current liabilities	53,806	57,062

Total current liabilities	1,081,738	519,513

Long-term Liabilities
Deferred rent, net of current portion	-	18,000
Notes payable - officers	-	140,737

Total long-term liabilities	-	158,737

Total liabilities	1,081,738	678,250

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
45,236,794 and 45,110,670 shares issued and outstanding, respectively	45,237	45,111
Additional paid-in capital	13,518,987	11,340,244
Accumulated deficit	(8,236,333)	(3,374,141)

Total stockholders' equity	5,327,891	8,011,214

Total liabilities and stockholders' equity	$6,409,629	$8,689,464

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Revenue
Management services - related party	$196,299	$-
Sales	28,885	2,488

Total revenue	225,184	2,488

Cost of goods sold	3,113	3,134

Gross margin	222,071	(646)

Operating expenses
Consulting fees	234,711	689,436
Professional fees	233,241	288,133
Rent expense - related party	24,878	24,871
Rent expense	49,820	32,100
Research and development	-	9,613
Salaries - officers	720,894	350,099
Salaries - others	134,357	73,802
Selling expenses	34,928	92,112
Depreciation and amortization	275,209	332,765
Impairment of intangible assets and goodwill	3,308,925	-
General and administrative expenses	266,132	314,049

Total operating expenses	5,283,095	2,206,980

Loss from continuing operations	(5,061,024)	(2,207,626)

Other (income) expense
Financing costs	-	91,630
Gain from bargain purchase	(111,859)	-
Interest income - related party	(15,638)	-
Interest expense	26,667	7,078
Other (income) expense	(5,737)	-

Other (income) expense, net	(106,567)	98,708

Loss from continuing operations before income tax provision	(4,954,457)	(2,306,334)

Income tax provision	-	-

Loss from continuing operations	(4,954,457)	(2,306,334)

Discontinued operations
(Loss) from operation of discontinued operations, net of tax	(239,461)	(510,696)
Gain on disposal of discontinued operations, net of tax	331,726	-

Gain (loss)from discontinued operations	92,265	(510,696)

Net loss	$(4,862,192)	$(2,817,030)

Net loss per common share - basic and diluted

Continuing operations	$(0.10)	$(0.06)
Discontinued operations	0.00	(0.01)
	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding - basic and diluted	48,495,408	37,480,331

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Changes in Stockholders' Equity
for the Fiscal Year Ended September 30, 2014

	Common Stock Par Value $0.001				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance, September 30, 2012	30,978,237	$30,978	$7,604,440	$(557,111)	$7,078,307
Common shares issued to an IR firm for services on
October 1, 2012 valued at $0.50 per share	35,000	35	17,465	-	17,500
Common shares issued to an IR firm for services on
November 1, 2012 valued at $0.36 per share	35,000	35	12,565	-	12,600
Issuance of common shares for cash at $0.10 per share
on November 29, 2012	1,447,550	1,448	143,307	-	144,755
Conversion of accrued interest to the common shares
at $0.10 per share on November 29, 2012	12,500	13	1,237	-	1,250
Issuance of common shares and warrants for cash
at $0.30 per unit during December, 2012	520,999	521	155,779	-	156,300
Exercise of warrants with exercise price of $0.01 per share
during the quarter ended December 31, 2012	1,777,000	1,777	15,993	-	17,770
Common shares issued to consultant for future services
on March 13, 2012 earned during the quarter ended
December 31, 2012 valued at $0.30 per share	12,500	13	3,737	-	3,750
Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
December 31, 2012 valued at $1.10 per share	-	-	3,565	-	3,565
Issuance of common shares for IR services
on February 26, 2013 valued at $0.30 per share	550,000	550	164,450	-	165,000
Issuance of warrants for IR services
on February 26, 2013 valued at $0.30 per share	-	-	47,490	-	47,490
Issuance of common shares for financing services
on March 17, 2013 valued at $0.30 per share	600,000	600	179,400	-	180,000
Issuance of warrants for financing services
on March 17, 2013 valued at $0.30 per share	-	-	63,080	-	63,080
Issuance of common shares and warrants for cash
at $0.30 per unit during the quarter ended March 31, 2013	3,096,603	3,097	925,884	-	928,981
Exercise of warrants with an exercise price of $0.01 per share
during the quarter ended March 31, 2013	80,000	80	720	-	800
Common shares issued to consultant for future services
on March 13, 2012 earned during the quarter ended
March 31, 2013 valued at $0.30 per share	12,500	13	3,737	-	3,750
Warrants issued to consultant for future services
on March 13, 2012 earned during the quarter ended
March 31, 2013 valued at $1.10 per share	-	-	3,570	-	3,570
Common shares issued for consulting services
on April 9, 2013 valued at $0.30 per share	50,000	50	14,950	-	15,000
Common shares issued for charitable contribution
on April 9, 2013 valued at $0.30 per share	30,000	30	8,970		9,000
Issuance of warrants for financing services
on April 19, 2013 valued at $0.30 per share	-	-	9,289	-	9,289
Cashless exercise of warrants with exercise price of $0.30
per share exercised on April 19, 2013	59,201	59	17,701	-	17,760
Cashless exercise of warrants
exercised on April 19, 2013	(14,558)	(15)	(17,745)	-	(17,760)
Exercise of warrants with an exercise price of $0.01 per share
exercised on May 7, 2013	100,000	100	900	-	1,000
Issuance of common shares and warrants for cash
at $0.50 per unit on May 9, 2013	40,000	40	19,960	-	20,000
Exercise of warrants with an exercise price of $0.45 per share
exercised on May 29, 2013	100,001	100	44,900	-	45,000
Issuance of common shares and warrants for cash
at $0.30 per unit during the quarter ending June 30, 2013	601,668	601	179,899	-	180,500
Issuance of common shares and warrants for cash at $0.40
per share during the quarter ending September 30, 2013	4,121,250	4,121	1,644,379	-	1,648,500
Finder's fees paid in connection with the private placements
during the quarter ending September 30, 2013	-	-	(148,550)	-	(148,550)
Exercise of warrants with an exercise price of $0.01 per share
on July 13 and September 13, 2013	87,000	87	783	-	870
Common shares issued for employee services
on July 3, 2013 valued at $0.10 per share	244,260	244	24,182	-	24,426
Issuance of options for advisory services
on September 6, 2013	-	-	1,491	-	1,491
Common shares issued per consulting agreement valued at
$0.40 per share during the quarter ending September 30, 2013	80,625	81	32,169	-	32,250
Issuance of common shares and warrants for conversion of
convertible notes at $0.30 per share on September 27, 2013	453,334	453	135,547	-	136,000
Forgiveness of debt by stockholder	-	-	25,000	-	25,000
Net loss	-	-	-	(2,817,030)	(2,817,030)

Balance, September 30, 2013	45,110,670	45,111	11,340,244	(3,374,141)	8,011,214

Common shares issued per consulting agreement valued at
$0.40 per share during the quarter ending December 31, 2013	20,000	20	7,980	-	8,000
Finder fees paid in connection with the private placements
during the quarter ending September 30, 2013	-	-	(9,850)	-	(9,850)
Issuance of common shares and warrants for cash
at $0.30 per share in January, 2014	396,667	397	118,603	-	119,000
Issuance of common shares and warrants for cash
at $0.35 per share in January, 2014	228,572	228	79,772	-	80,000
Issuance of common shares for acquisition of NPC valued at
$0.24 per share on February 28, 2014	5,000,000	5,000	1,195,000	-	1,200,000
Issuance of options for director services
on February 28, 2014	-	-	194,940	-	194,940
Issuance of common shares and warrants for cash
at $0.45 per share on March 28, 2014	150,000	150	67,350	-	67,500
Issuance of common shares for SCI assets acquisition
and debt settlement valued at
$0.665 per share on April 4, 2014	427,103	427	283,596	-	284,023
Issuance of warrants for SCI assets acquisition and debt settlement
on April 4, 2014	-	-	43,082	-	43,082
Shares returned to treasury per the separation agreement
with the former board of director on April 11, 2014	(751,250)	(751)	751	-	-
Common shares issued per consulting agreement valued at $0.40
per share for the period from November 2013 to April 2014	120,000	120	47,880	-	48,000
Issuance of common shares and warrants for cash
at $0.45 per share in April and May, 2014	57,222	57	25,693	-	25,750
Issuance of common shares for SCI debt settlement valued at
$0.665 per share in July, 2014	53,810	54	35,730	-	35,784
Issuance of common shares and warrants for cash
at $0.25 per share on July 22, 2014	174,000	174	43,326	-	43,500
Exercise of warrants with exercise price of $0.01 per share
on July 21, 2014 and August 28, 2014	1,550,000	1,550	13,950	-	15,500
Shares returned to treasury per the settlement agreement
with the former board of directors on September 18, 2014	(7,300,000)	(7,300)	-	-	(7,300)
Issuance of options for director services
for the quarter ended September 30, 2014	-	-	30,940	-	30,940
Net loss	-	-	-	(4,862,192)	(4,862,192)
Balance, September 30, 2014	45,236,794	$45,237	$13,518,987	$(8,236,333)	$5,327,891

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(4,862,192)	$(2,817,030)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposal of discontinued operations	(331,726)	-
Gain from bargain purchase	(111,860)	-
Common shares issued for compensation and services	56,000	463,276
Warrants and options issued for compensation and services	225,880	128,485
Amortization of original interest discount	4,166	-
Depreciation expense	26,093	33,367
Amortization expense	278,887	299,398
Impairment of intangible assets and goodwill	3,308,925	-
Changes in operating assets and liabilities:
Accounts receivable	(11,496)	(272)
Inventories	(47,383)	(135,485)
Prepayments and other current assets	6,839	(7,475)
Interest receivable on note receivable from Chairman and CEO	(15,638)	-
Accounts payable	140,644	(176,319)
Accounts payable - related party	-	(5,500)
Accrued interest	26,667	-
Accrued interest - related party	1,662	4,828
Accrued salary - officers	235,077	13,456
Accrued warranty	25,320	-
Credit cards payable	(18,900)	(44,456)
Deferred revenue	25,000
Deferred rent	(11,364)	(11,362)
Sales tax payable	-	(2,940)
Customer deposits	7,455	-
Accrued expenses and other current liabilities	53,806	29,987

Net cash used in operating activities	(988,137)	(2,228,042)

Cash flows from investing activities:
Cash acquired from business acquisitions	2,969	-
Cash from business disposal	5,539	-
Purchases of property and equipment	-	(16,598)
Investment in website development costs	-	(5,000)

Net cash provided by (used in) investing activities	8,508	(21,598)

Cash flows from financing activities:
Decrease in note receivable from Chairman and CEO	35,000	-
Repayment of note receivable - Chairman and CEO	-	(250,000)
Advances from (repayments to) related parties	59,943	(54,173)
Andy Kandalepas	-	-
Scot Johnson	-	-
Jay Joshi	-
Loan payable - others	9,000	-
Proceeds from notes payable - JMJ	200,000	-
Repayments of notes payable	-	(20,000)
Proceeds from convertible note and note payable - related party	15,000	78,000
Proceeds from convertible notes payable	-	-
Repayments of convertible notes payable	-	-
Repayments of long-term notes payable - officers	(4,289)	(117,071)
Proceeds from sale of common stock and warrants for cash, net	325,900	2,930,486
Proceeds from exercise of warrants	15,500	65,440

Net cash provided by financing activities	656,054	2,632,682

Net change in cash	(323,575)	383,042

Cash at beginning of the reporting period	499,246	116,204

Cash at end of the reporting period	$175,671	$499,246

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of National Pain Center, Inc.	$1,200,000	$-
Issuance of common stock and warrants for acquisition of certain assets	$362,889	$-
Return of common stock from disposal of CNS Wellness LLC	$(7,300)	$-
Issuance of common stock for convertible notes conversion	$-	$136,000
Forgiveness of debt by stockholder recorded as contributed capital	$-	$25,000
Issuance of common stock for accrued interest	$-	$1,250

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

September 30, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Wellness Center USA, Inc.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in the following business segments: (i) nutritional supplement sales; (ii) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (iii) management of top-tier medical practices in the interventional and multi-modal pain management sector; and (iv) authentication and encryption products and services.

Acquisition of CNS-Wellness Florida, LLC

On May 30, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida,based cognitive neuroscience company, specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.

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

Suspension of the Operations and Discontinuance of CNS Wellness Florida, LLC

As of January 24, 2014 the operations of CNS Wellness Florida, LLC were suspended. The Company impaired the remaining balances of all intangible assets associated with the acquisition of CNS as of January 24, 2014..

On September 30, 2014 the Company sold CNS Wellness Florida, LLC to the former members of CNS Wellness in exchange for the return of the 7,300,000 shares issued to the former members.

The consolidated financial statements for the reporting period ended September 30, 2014 and 2013 have been presented to give retroactive effect to the discontinuance of the CNS Wellness Florida, LLC's operations.

Acquisition of Psoria-Shield Inc.

On June 21, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of capital stock in Psoria-Shield Inc. (“PSI”), a Tampa, Florida, based developer and manufacturer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases, for and in consideration of the issuance of 7,686,797 shares of common stock in the Company.

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

Formation of StealthCo, Inc. and Acquisition of Certain Assets of SMI Holdings, Inc.

On March 18, 2014, the Company formed a wholly-owned subsidiary, StealthCo, Inc. (“StealthCo” or “SCI”) under the laws of the State of Illinois. Prior to the acquisition of certain assets from SMI Holdings, Inc., a Minnesota corporation d/b/a StealthMark, Inc. (“SMI”)

As of April 4, 2014, StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services from facilities located in Centerville, Minnesota upon entry into an Asset Purchase Agreement (“Purchase Agreement”) and consummation of the acquisition of certain assets of SMI and settlement of certain debt.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

CNS Wellness Florida, LLC (“CNS”)	The State of Florida	May 26, 2009 (August 2, 2012) (September 30, 2014)	100%

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

National Pain Centers, Inc. (“NPC”)	The State of Nevada	January 24, 2014 (February 28, 2014)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

The consolidated financial statements include all accounts of the Company, CNS, PSI, NPC and StealthCo as of reporting periods end date and for the reporting periods then ended from their respective dates of acquisition and disposition.

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

Acquisition-Related Costs

Pursuant to FASB ASC Paragraph 805-10-25-23 acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The acquirer shall account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, notes and interest receivable from Chairman and CEO, prepayment and other current assets, accounts payable, accrued payroll – officers, accrued warranty, credit cards payable, deferred rent, and accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at September 30, 2014 or 2013.

Off-Balance-Sheet Credit Exposures

Pursuant to FASB ASC paragraph 310-10-50-9 an entity shall disclose a description of the accounting policies and methodology the entity used to estimate its liability for off-balance-sheet credit exposures and related charges for those credit exposures. Such a description shall identify the factors that influenced management's judgment (for example, historical losses and existing economic conditions) and a discussion of risk elements relevant to particular categories of financial instruments.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2014 or 2013.

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

There was no inventory obsolescence for the reporting period ended September 30, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2014 or 2013.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

(ii)

Management fees of medical practice: The Company receives management fees from the management services it provides to medical practices. The Company earns and records 50% of the fees the medical practice collects as management fees when collected per management service agreement.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013

Convertible Notes Payable Shares and Related Warrant Shares

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

Sub-total: convertible notes payable shares and related warrant shares	453,334	453,334

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	-

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	200,000	-

Sub-total: Stock option shares	5,260,000	3,260,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	884,334	2,434,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,667

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	-

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	-

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	-

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	-

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	-

Sub-total: Warrant shares	14,554,686	14,396,293

Total contingent shares issuance arrangement, stock options or warrants	20,268,020	18,109,627

There were approximate 7,975,808 and 11,380,773 potentially outstanding dilutive common shares for the reporting period ended September 30, 2014 and 2013, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to b

e issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Business Acquisitions

(i) Acquisition of National Pain Centers, Inc

On January 28, 2014, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the issued and outstanding shares of common stock of National Pain Centers, Inc. ("NPC"), a Nevada holding corporation based in Deer Park, Illinois.

On February 28, 2014, the Company consummated the Exchange Agreement and acquired all of the issued and outstanding shares of common stock of NPC for and in consideration of the issuance of 5,000,000 shares of common stock of the Company valued at $0.24 per share or $1,200,000, the relative fair value of the PPM consummated on January 13, 2014, immediately prior to the consummation of the Exchange Agreement, which was recorded as goodwill as NPC is a newly formed entity. NPC is now operated as a wholly-owned subsidiary of the Company.

(ii) Acquisition of Certain Assets and Settlement of Certain Debt of SMI Holdings, Inc.

On April 4, 2014, StealthCo consummated an Asset Purchase Agreement (“Purchase Agreement”) and acquired certain assets of SMI. In consideration for the purchased assets, the Company issued 375,820 shares of $0.001 par value common stock (“WCUI Shares”) and warrants (“Warrants”) to acquire 90,505 WCUI Shares with an exercise price of $0.665 per share expiring five years from the date of issuance. In addition, the Company settled certain debt of SMI through the issuance of 105,093 shares of $0.001 par value common stock (“WCUI Shares”) and warrants (“Warrants”) to acquire 40,761 WCUI Shares with an exercise price of $0.665 per share expiring five years from the date of issuance.

Pursuant to the terms and conditions of the Purchase Agreement, the Company would be obligated to pay royalties for a period commencing with the Closing Date and continuing through the third anniversary of the Closing Date or the date upon which the aggregate, cumulative royalties paid equal $250,000, whichever first occurs. The Company would pay royalties annually in an amount equal to 5% of Net Revenues collected by the Company and arising from or relating to the sale of SMI authentication and encryption products and services, subject to an aggregate cap of $250,000.

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

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to SMI assets acquisition	50,909,909	99.2%

WCUI's common shares issued to the stockholders of SMI for the acquisition of certain assets and settlement of certain debt of SMI upon acquisition of certain SMI assets and settlement of certain debt	427,103	0.8%

	51,337,012	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to SMI assets acquisition	3	100.0%

The members of the board of directors from SMI upon acquisition of certain SMI assets and settlement of certain debt	0	0.0%

	3	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to SMI assets acquisition	2	100.0%

Senior management from SMI upon acquisition of certain SMI assets and settlement of certain debt	-	-%

	2	100.0%

Intangible Assets Identification, Estimated Fair Value and Useful Lives

The Company considered this acquisition a bargain purchase and did not identify any separate recognizable intangible assets that possessed economic value at the date of acquisition.

Valuation of Consideration and Allocation of Purchase Price

In consideration for the purchased assets and settlement of certain debt, the Company issued to the stockholders and debt holders of SMI (i) 375,820 and 105,093 shares, or 480,913 shares in aggregate of $0.001 par value common stock (“WCUI Shares”) and (ii) warrants (“Warrants”) to acquire 90,505 and 40,761 WCUI Shares, or 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance, respectively. Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company determined that the fair value of the equity instruments issued is more reliably measurable and valued (i) 480,913 common shares issued at $0.665 per share, the weekly average stock price proceeding the acquisition date (the measurement date), or $319,907; and (ii) 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance at $0.3282 per warrant share or $43,082 on the date of grant (the measurement date) using the Black-Scholes option-pricing model.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$2,969	$-	$2,969

Inventories	87,122		87,122

Prepayments and other current assets	32,497	(30,663)	1,834

Property and equipment	3,020		3,020

Patents	379,803		379,803

Gain from bargain purchase		(111,859)	(111,859)

Total	505,411	(142,522)	362,889

Non-controlling interest	(-)	-	(-)

Purchase price	$505,411	$(142,522)	$362,889

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2014		September 30, 2013

Purchased parts for assembly - PSI	$125,987		$135,485

Finished goods - PSI	57,131	*	-

Finished goods - StealthCo	86,872		-

	$269,990		$135,485

*

PSI's purchased parts from vendors and assembled them to finished goods. Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at September 30, 2014 or 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended September 30, 2014 or 2013.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
Auto	3	$15,000	$15,000

Computer equipment	5	5,526	12,112

Furniture and fixture	7	24,966	26,808

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	16,239

Software	3	22,815	32,276

		102,366	117,805

Less accumulated depreciation		(57,702)	(43,300)

		$44,664	$74,505

(i)

Depreciation Expense

Depreciation expense was $26,093 and $33,367 for the reporting period ended September 30, 2014 and 2013, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2014.

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

Amortization Expense

Amortization expense was $187 each for the reporting period ended September 30, 2014 and 2013.

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

(i)

Amortization Expense

Amortization expense was $11,218 for the reporting period ended September 30, 2014.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(938)	(688)

Accumulated impairment		-	-

		4,062	4,312

Patents	15	$379,803	$-

Accumulated amortization		(11,218)	-

Accumulated impairment		-	-

		368,585

Total

Patents and exclusive license		384,803	5,000

Accumulated amortization		(12,156)	(688)

Accumulated impairment		-	-

		$372,647	$4312

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
CNS

Acquired technologies	20	$325,000	$325,000

Accumulated amortization		(27,080)	(18,956)

Accumulated impairment		(297,920)	-

		-	306,044

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(218,225)	(113,477)

Accumulated impairment		(-)	(-)

		1,902,962	1,981,527

Total

Acquired technologies		2,420,000	2,420,000

Accumulated amortization		(245,305)	(132,433)

Accumulated impairment		(297,920)	(-)

		$1,876,775	$2,287,567

Amortization Expense

Amortization expense was $112,872 and $120,996 for the reporting period ended September 30, 2014 and 2013, respectively

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
CNS

Non-Compete agreement	3	$120,000	$120,000

Accumulated amortization		(66,660)	(46,662)

Accumulated impairment		(53,340)	(-)

		-	73,338

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(62,500)	(32,500)

Accumulated impairment		(-)	(-)

		57,500	87,500

Total

Non-Compete agreements		240,000	240,000

Accumulated amortization		(129,160)	(79,162)

Accumulated impairment		(53,340)	(-)

		$57,500	$160,838

Amortization Expense

Amortization expense was $49,998 and $69,996 for the reporting period ended September 30, 2014 and 2013, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
CNS

Trademark	7	$110,000	$110,000

Accumulated amortization		(20,380)	(14,266)

Accumulated impairment		(89,620)	(-)

		-	95,734

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(117,500)	(57,500)

Accumulated impairment		(-)	(-)

		302,500	362,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(70,000)	(40,000)

Accumulated impairment		(-)	(-)

		140,000	170,000

Total

Trademarks		740,000	740,000

Accumulated amortization		(207,880)	(111,766)

Accumulated impairment		(89,620)	(-)

		$442,500	$628,234

Amortization Expense

Amortization expense was $96,114 and $102,228 for the reporting period ended September 30, 2014 and 2013, respectively.

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

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	September 30, 2014	September 30, 2013
Acquisition of CNS

Goodwill	$2,868,045	$2,868,045

Accumulated impairment	(2,868,045)	(-)

	-	2,868,045

Acquisition of NPC

Goodwill	$1,200,000	$-

Accumulated impairment	(-)	(-)

	1,200,000	-

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	5,784,648	4,584,648

Accumulated impairment	(2,868,045)	(-)

	$2,916,603	$4,584,648

Impairment

The Company completed the impairment test of goodwill and determined that there was an impairment of $2,868,045 to the goodwill at September 30, 2014.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013
Website development costs	3	$22,809	$22,809

Less accumulated amortization		(17,261)	(8,826)

		$5,548	$13,983

(i)

Amortization Expense

Amortization expense was $8,435 and $5,928 for the reporting period ended September 30, 2014 and 2013, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2013.

Note 10 – Convertible Notes Payable - JMJ

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

Events of Default

The following are events of default under this Note: (i) the Borrower shall fail to pay any principal under the Note when due and payable (or payable by conversion) thereunder; or (ii) the Borrower shall fail to pay any interest or any other amount under the Note when due and payable (or payable by conversion) thereunder: or (iii) a receiver, trustee or other similar official shall be appointed over the Borrower nr a material part of its assets and such appointment shall remain uncontested for twenty (20) days or shall not be dismissed or discharged within sixty (60) days; or (iv) the Borrower shall become insolvent or generally fails to pay, or admits in writing its inability to pay its debt as they become due, subject to applicable grace periods, if any; or (v) the Borrower shall make a general assignment for the benefit of creditors: or (vi) the Borrower shall file a petition for relief under any bankruptcy, insolvency or similar law (domestic or foreign); or (vii) an involuntary proceeding shall be commenced or filed against the Borrower: or (viii) the Borrower shall lose its status as "DTC Eligible" or the borrower's shareholders shall lose the ability to deposit (either electronically or by physical certificates. or otherwise) shares into the OTC System: or (ix) the Borrower shall become delinquent in its filing requirements as a fully-reporting issuer registered with the SEC; or (x) the Borrower shall fail to meet all requirements to satisfy the availability of Rule 144 to the Lender or its assigns including but not limited to timely fulfillment of its filing requirements as a fully reporting issuer registered with the SEC requirements for XBRL filings, and requirements for disclosure of financial statements on its website.

Remedies

In the event of any default the outstanding principal amount of this Note, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration, shall become, at the Lender's election, immediate due and payable in cash at the Mandatory Default amount. The Mandatory Default Amount means the greater of (i) the outstanding principal amount of the Note, plus all accrued and unpaid interest, liquidated damages, fees and other amounts hereon, divided by the Conversion price on the date the Mandatory Default Amount is either demanded or paid in full, whichever has a lower Conversion Price, multiplied by the volume weighted average price (“VWAP”) on the date the Mandatory Default Amount is either demanded or paid in full, whichever has a higher VWAP, or (ii) 150% or the outstanding principal amount of this Note, plus 100% of accrued and unpaid interest, liquidated damages, fees and other amounts hereon. Commencing five (5) days after the occurrence of any event of default that results in the eventual acceleration of this Note, the interest rate on this Note shall accrue at an interest rate equal to the lessor of 18% per annum or the maximum rate permitted under applicable law.

The notes payable are as follows:

	September 30, 2014	September 30, 2013

On April 16, 2014 the Company issued a note in the principal amount of $166,667 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two year from the date of issuance, convertible after 180 days from the payment date as of October 16, 2014 at the lesser of $0.70 or 65% of the two lowest trade prices for the 25 trade day period before the conversion date. On July 15, 2014 the Company accrued the one-time interest charge of $20,000 on the note.	$166,667	$-

On June 23, 2014 the Company issued a note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two years from the date of issuance, convertible after 180 days from the payment date as January 22, 2015 at the lesser of $0.70 or 65% of the two lowest trade price for the 25 trade day period before the conversion date.	55,556	-

Face amount	222,223	-

Discount representing the original issue discount	(22,223)	(-)

Accumulated amortization of discount of notes payable	4,166	-

Remaining discount	(18,057)	-

Convertible notes payable, net	$204,166	$-

Note 11 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director

Ricky Howard	President and CEO of StealthCo and stockholder

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Management service agreement between NPC and National Pain Centers, LLC

On February 28, 20124, NPC, the Company's wholly-owned subsidiary, entered into a management service agreement with National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Per the agreement, NPC LLC engages NPC to provide Management services for a period of five (5) years commencing on the effective date. During the term of this agreement, NPCLLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPCLLC on net-30 term.

Note Receivable – Chairman, President and CEO

	September 30, 2014	September 30, 2013

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

	$250,000	$250,000

Repayments from inception to date	(35,000)	(-)

Remaining balance	215,000	250,000

Current maturity of note receivable - Chairman, President and CEO	(127,233)	(83,333)

Note receivable - Chairman, President and CEO, net of current maturity	$87,767	$166,667

Note Payable – Related Party

	September 30, 2014	September 30, 2013
On August 29, 2010 CNS issued a promissory note to a family member of a stockholder, then one of CNS' members to memorialize (i) the receipt of the funds in the amount of $37,139 and (ii) the terms of note. Pursuant to the terms, the note accrues simple interest of 5% per annum until the note is fully repaid. Interest has been computed as of the date of the receipt of the funds. The note is due on demand.	$-	$37,139

On August 22, 2014, the Company issued a note to one of its shareholder for working capital purposes. The note is unsecured, non-interest bearing and due on demand.	15,000	-

	$15,000	$37,139

Note 12 – Commitments and Contingencies

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

Operating Lease with a Related Party - WCUI

On December 20, 2010 the Company entered into a non-cancellable sub-lease for office space in Illinois with CADserv Corporation for $1,909.50 per month for a period of 12 months from January 1, 2011 through December 31, 2011, which had been renewed annually and expired on December 31, 2014. WCUI currently leases its office on an month-to-month basis.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	5,728

$5,728

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

The Company and the landlord have agreed to lease the office on a monthly basis from January 3, 2015.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	6,420

$6,420

Operating Lease - SCI

On June 26, 2013, the Company entered into a non-cancellable lease for office space of approximately 3,300 square feet of rentable area in aggregate in Centerville, Minnesota with a third party for a period of 19 months from the date of signing at $2,100 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	8,400

$8,400

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	14,400
2016	4,800
$19,200

Note 13 – Stockholders’ Equity

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

For the period between January 1, 2014 and March 28, 2014, the Company raised $266,450 from the issuance of (i) 775,239 common shares of the Company; (ii) warrants to purchase 793,333 common shares with an exercise price of $0.30 per share, expiring five (5) years from the date of issuance, and (iii) warrants to purchase 228,572 common shares with an exercise price of $0.35 per share expiring five (5) years from the date of issuance; and (iv) warrants to purchase 150,000 common shares with an exercise price of $0.45 per share expiring five (5) years from the date of issuance.

In April and May, 2014, the Company sold 57,222 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.65 per share, expiring five (5) years from the date of issuance, at $0.45 per unit or $25,750; $18,482 ($0.32 per common share) and $7,210 ($0.13 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On July 21, 2014, the Company sold 174,000 equity units consisting of 174,000 common share and a warrant to purchase 348,000 common shares with an exercise price of $0.30 per share, expiring five (5) years from the date of issuance, at $0.25 per unit or $43,500; $23,447 ($0.13 per common share) and $20,053 ($0.06 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On July 21 and August 28, 2014, warrants to purchase 15,500 shares with an exercise price of $0.01 per share were exercised by a shareholder for $15,500 in cash.

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

September 28, 2014 Issuance

On September 30, 2014, the Company issued an option to purchase 200,000 shares of its common stock to an officer of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance.

February 28, 2014

Expected life (year)	5

Expected volatility (*)	47.58%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.8%

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

The estimated fair value of the stock options was $30,940 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2012	3,250,000	$0.01 - 2.00	$0.64	$1,177,227	$-

Granted	10,000	0.75	0.75	1,491	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,000,000	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Vested and exercisable, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.00	$0.01	1,600,000	1.00	$0.01

$0.01	200,000	.	1.37	0.01	200,000	1.37	0.01

$0.44	50,000		2.70	0.44	50,000	2.70	0.44

$1.00	750,000		6.44	1.00	750,000	6.44	1.00

$2.00	650,000		7.65	2.00	650,000	7.65	2.00

$0.75	10,000		4.19	0.75	10,000	4.19	0.75

$0.40	1,800,000		4.67	0.40	1,800,000	4.67	0.40

$0.13	200,000		5.00	0.13	1,800,000	5.00	0.13

$0.01 - 2.00	5,260,000		3.80	$0.54	5,060,000	3.80	$0.54

As of September 30, 2014, there were 2,240,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

July 2014 Issuances

On July 22, 2014, the Company issued warrants to purchase 348,000 shares with an exercise price of $0.30 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 22, 2014

Expected life (year)	5

Expected volatility (*)	54.17%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.68%

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

The estimated fair value of the warrants was $0.06 per warrant share or $20,053, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2012	7,209,774	$0.45 - 2.31	$0.10	$122,013	$-

Granted	9,389,721	0.30 - 1.00	0.42	1,167,139	-

Canceled	-	-	-	-	-

Exercised	(2,203,202)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	14,396,293	$0.01 - 2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40 – 0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	(1,550,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Earned and exercisable, September 30, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,554,686	3.20	$0.46	14,554,686	3.20	$0.46

Note 14 - Discontinuance of CNS Wellness Florida Operations

As of January 24, 2014, the operation of CNS Wellness Florida, LLC was suspended. The Company impaired the remaining balances of all intangible assets associated with the acquisition of CNS as of January 24, 2014.

On September 30, 2014 the Company sold CNS Wellness Florida, LLC to the former members of CNS Wellness in exchange for the return of the 7,300,000 shares issued to the former members.

CNS Wellness Florida is accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations in relation to the business reported in the consolidated statements of operations for the year ended September 30, 2014:

For the fiscal year ended September 30, 2014

Net revenue	102,156

Operating expenses and other expenses	(3341,617)

Loss from operations of discontinued operations	(239,461)

Gain on disposal of CNS Wellness	331,726

Note 15 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At September 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $4,701,528 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,598,520 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $640,730 and $957,790 for the reporting period ended September 30, 2014 and 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	September 30, 2014	September 30, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$1,598,520	$957,790

Less valuation allowance	(1,598,520)	(957,790)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the reporting period ended September 30, 2014	For the reporting period ended September 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax years that remain subject to examination by major tax jurisdictions

The Company's corporation income tax returns are subject to audit under the statute of limitations by the Internal Revenue Service and the States of Florida and Illinois for a period of three (3) years from the date they are filed. The table below summarizes the reporting periods for which the Company's corporation income tax returns remain subject to audit under the statute of limitations by the Internal Revenue Service:

Reporting Period Ending Date	Date Tax Return Filed	Remaining Subject to Audit (Y/N)

September 30, 2012	09/06/2013	Y

September 30, 2013	12/15/2014	Y

September 30, 2014	N/A	Y

Note 16 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 17 – Segment Reporting

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

(iii)

Management of Client Services: which it stems from NPC, its wholly-owned subsidiary it acquired on February 28, 2014. NPC engages in management of top-tier medical practices in the interventional and multi-modal pain management sector.

(iv)

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

The detailed segment information of the Company is as follows:

	September 30, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
ASSETS
Current Assets
Cash	7,881	558	165,874	1,358	175,671
Accounts receivable	-	12,863	-		12,863
Inventories	-	183,118	-	86,872	269,990
Current maturity of note receivable - Chairman and CEO	127,233	-	-	-	127,233
Interest receivable on note receivable from Chairman and CEO	15,638	-	-	-	15,638
Prepayments and other current assets	-	416	-	2,054	2,470
Total current assets	150,752	196,955	165,874	90,284	603,865

Property and Equipment
Property and equipment	18,390	80,956	-	3,020	102,366
Accumulated depreciation	(6,215)	(50,959)	-	(528)	(57,702)
Property and equipment, net	12,175	29,997	-	2,492	44,664

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	5,000	-	379,803	384,803
Accumulated amortization	-	(938)	-	(11,218)	(12,156)
Patents and exclusive licenses, net	-	4,062	-	368,585	372,647

Acquired Technologies
Acquired technologies	-	-	-	-	2,095,000
Acquired technologies - PSI	-	2,095,000	-	-
Accumulated amortization	-	-	-	-	(218,225)
Accumulated amortization - PSI	-	(218,225)	-	-
Non-Compete Agreements
Non-compete agreements					120,000
Non-compete Agreement - PSI	-	120,000	-	-
Accumulated amortization	-	-	-	-	(62,500)
Accumulated amortization - PSI	-	(62,500)	-	-

Non-compete agreements, net	-	57,500	-	-	57,500

Trademarks
Trademarks					630,000
Trade Mark:TM - PL	-	420,000	-	-	-
Trade Mark:TM - PS	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	(187,500)
Accumulated amortization - PL	-	(117,500)	-	-	-
Accumulated amortization - PS	-	(70,000)	-	-	-
Accumulated impairment	-	-	-	-	-
Trademarks, net	-	442,500	-	-	442,500

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(17,261)	-	-	-	(17,261)
Website development costs, net	5,548	-	-	-	5,548

Goodwill
Goodwill	-	-	-	-	2,916,603
Goodwill - NPC	-	-	1,200,000	-	-
Goodwill - PSI	-	1,716,603	-	-	-
Goodwill, net	-	1,716,603	1,200,000	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	-	-	-	87,767
Security deposits	-	1,760	-	-	1,760
Total other assets	87,767	1,760	-	-	89,527

Total assets	256,242	4,326,152	1,365,874	461,361	6,409,629

	For the Fiscal Year
	Ended
	September 30, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Management services - related party	-	-	196,299	-	196,299
Sales	3,885	-	-	25,000	28,885

Total revenue	3,885	-	196,299	25,000	225,184

Cost of goods sold	3,113	-	-	-	3,113

Gross margin	772	-	196,299	25,000	222,071

Operating expenses
Consulting fees	234,711	-	-	-	234,711
Professional fees	208,476	6,400	18,365	-	233,241
Rent expense - related party	24,878	-	-	-	24,878
Rent expense	-	27,820	9,400	12,600	49,820
Research and development	-	-	-	-	-
Salaries - officers	349,813	75,000	240,927	55,154	720,894
Salaries - others	73,851	27,500	33,006	-	134,357
Selling expenses	-	34,928	-	-	34,928
Depreciation and amortization	275,209	-	-	-	275,209
Impairment of intangible assets and goodwill	3,308,925	-	-	-	3,308,925
General and administrative expenses	137,758	75,003	20,126	33,245	266,132

Total operating expenses	4,613,621	246,651	321,824	100,999	5,283,095

Loss from continuing operations	(4,612,849)	(246,651)	(125,525)	(75,999)	(5,061,024)

Note 17 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as followed:

On October 10, 2014, warrants to purchase 900,000 shares with an exercise price of $0.01 per share were exercised by a shareholder for $9,000 in cash.

On October 10, 2014, the Company issued a total of 893,333 shares of its common stock to a consulting firm for the promotional services.

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services.

During the period from October 16 to January 5, 2015, the promissory note holder converted partial of the principal note value to a total of 1,550,000 shares of the Company's common shares.