Form 10-K/A
period 2014-09-30
Wellness Center USA, Inc.
filed 2015-01-21
CIK 1516887

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

Documents Incorporated by Reference: See Item 15.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to Wellness Center USA, Inc.’s annual report on Form 10–K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 15, 2014 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

 PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Exchange Agreement dated May 30, 2012 by and between CNS Wellness Florida LLC and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.3	Letter of Understanding dated September 20, 2011 by and between Wellness Center USA, Inc. and Protein Factory.		Exhibit 2.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a StealthMark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.1	Employment Agreement dated as of August 2, 2012 by and between William A. Lambos and Wellness Center USA, Inc.		Exhibit 5.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.2	Employment Agreement dated as of August 2, 2012 by and between Peter A. Hannouche and Wellness Center USA, Inc.		Exhibit 5.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.3	Employment Agreement dated as of August 24, 2012 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Randy Howard and Wellness Center USA, Inc.	√

5.6	Consulting Agreement dated as of April 11, 2014 by and between Scot L. Johnson and Wellness Center USA, Inc.		Exhibit 5.6 to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.1	Note dated August 9, 2010 by CNS Wellness Florida LLC in favor of a family member of one of its members in the principal amount of $37,139.		Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.2	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of William A. Lambos in the amount of $ 120,886.30.		Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.3	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of Peter A. Hannouche in the amount of $ 75,322.14.		Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Annual Report on Form 10-K filed on January 15, 2015

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Exhibit 31.1 to the Annual Report on Form 10-K filed on January 15, 2015

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Exhibit 32.1 to the Annual Report on Form 10-K filed on January 15, 2015

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

101.INS	XBRL Instance Document ****	√

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	√

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	√

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	√

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	√

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	√

(*)	Filed herewith.

(**)	Included in Exhibit 32.1

(***)	Included in Exhibit 32.2

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

WELLNESS CENTER USA, INC.

Date: January 21, 2015	By: /s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer	January 21, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	January 21, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	January 21, 2015