Form 10-Q
period 2014-12-31
Wellness Center USA, Inc.
filed 2015-02-23
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes       . No   X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of December 31, 2014:  48,015,128 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

December 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	72
Item 3	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4.	Control and Procedures	78

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	80
Item 1A	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures.	80
Item 5.	Other Information	80
Item 6.	Exhibits	80

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

December 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents

Page(s)

Consolidated Balance Sheets at December 31, 2014 (unaudited) and September 30, 2014

5

Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013 (unaudited)

7

Consolidated Statement of Changes in Stockholders’ Equity for the Reporting Period Ended December 31, 2014 (unaudited)

8

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013 (unaudited)

10

Notes to the Consolidated Financial Statements (unaudited)

11

Wellness Center USA, Inc.
Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$94,440	$175,671
Accounts receivable	12,863	12,863
Inventories	276,479	269,990
Current maturity of note receivable - Chairman and CEO	91,339	127,233
Interest receivable on note receivable from Chairman and CEO	17,922	15,638
Prepayments and other current assets	3,280	2,470

Total current assets	496,323	603,865

Property and Equipment
Property and equipment	102,366	102,366
Accumulated depreciation	(61,663)	(57,702)
Property and equipment, net	40,703	44,664

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	384,803	384,803
Accumulated amortization	(21,201)	(12,156)
Patents and exclusive licenses, net	363,602	372,647

Acquired Technologies
Acquired technologies	2,095,000	2,420,000
Accumulated amortization	(244,412)	(245,305)
Accumulated impairment	-	(297,920)
Acquired technologies, net	1,850,588	1,876,775

Non-Compete Agreements
Non-compete agreements	120,000	240,000
Accumulated amortization	(70,000)	(129,160)
Accumulated impairment	-	(53,340)
Non-compete agreements, net	50,000	57,500

Trademarks
Trademarks	630,000	740,000
Accumulated amortization	(210,000)	(207,880)
Accumulated impairment	-	(89,620)
Trademarks, net	420,000	442,500

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(19,639)	(17,261)
Website development costs, net	3,170	5,548

Goodwill
Goodwill	2,916,603	5,784,648
Accumulated impairment	-	(2,868,045)
Goodwill, net	2,916,603	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	87,767
Security deposits	1,760	1,760
Total other assets	89,527	89,527

Total assets	$6,230,516	$6,409,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$85,149	$72,059
Accounts payable - related party	67,153	67,153
Accrued interest	26,667	26,667
Accrued payroll - officers	160,077	210,077
Accrued payroll liabilities	68,510	75,577
Accrued warranty	12,000	12,000
Credit cards payable	26,336	23,426
Derivative liabilities	489,356	-
Deferred revenues	12,500	25,000
Advances from related parties	249,190	284,679
Customer deposits	3,128	3,128
Notes payable	124,000	24,000
Convertible notes payable - JMJ	25,663	204,166
Accrued expenses and other current liabilities	82,228	53,806

Total current liabilities	1,431,957	1,081,738

Long-term Liabilities

Total long-term liabilities	-	-

Total liabilities	1,431,957	1,081,738

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
48,015,127 and 45,236,794 shares issued and outstanding, respectively	48,015	45,237
Additional paid-in capital	13,409,820	13,518,987
Accumulated deficit	(8,659,276)	(8,236,333)

Total stockholders' equity	4,798,559	5,327,891

Total liabilities and stockholders' equity	$6,230,516	$6,409,629

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Revenue
Management services - related party	$85,490	$-
Sales	17,819	2,361

Total revenue	103,309	2,361

Cost of goods sold	274	1,706

Gross margin	103,035	655

Operating expenses
Consulting fees	159,768	64,000
Professional fees	54,235	12,602
Rent expense - related party	3,819	6,004
Rent expense	15,520	6,420
Research and development	-	441
Salaries - officers	158,608	84,475
Salaries - others	26,678	24,808
Selling expenses	-	14,525
Depreciation and amortization	117,650	74,787
General and administrative expenses	46,248	105,167

Total operating expenses	582,526	393,229

Loss from continuing operations	(479,491)	(392,574)

Other (income) expense
Change in derivative liabilities	(54,264)
Interest income - related party	(2,284)	-

Other (income) expense, net	(56,548)	-

Loss from continuing operations before income tax provision	(422,943)	(392,574)

Income tax provision	-	-

Loss from continuing operations	(422,943)	(392,574)

Discontinued operations
(Loss) from operation of discontinued operations, net of tax	-	(146,049)

Gain (loss)from discontinued operations	-	(146,049)

Net loss	$(422,943)	$(538,623)

Net loss per common share - basic and diluted

Continuing operations	$(0.11)	$(0.01)
Discontinued operations	$0.00	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	46,269,700	45,128,930

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Changes in Stockholders' Equity
For the Interim Period Ended December 31, 2014 and for the Fiscal Year Ended September 30, 2014
(Unaudited)
	Common Stock				Total
	Par Value $0.001		Additional Paid-	Accumulated	Stockholders'
	Number of Shares	Amount	in Capital	Deficit	Equity

Balance, September 30, 2013	45,110,670	$45,111	$11,340,244	$(3,374,141)	$8,011,214

Common shares issued per consulting agreement valued at $0.40
per share during the quarter ending December 31, 2013	20,000	20	7,980	-	8,000

Finder fees paid in connection with the private placements
during the quarter ending September 30, 2013	-	-	(9,850)	-	(9,850)

Issuance of common shares and warrants for cash
at $0.30 per share in January, 2014	396,667	397	118,603	-	119,000

Issuance of common shares and warrants for cash
at $0.35 per share in January, 2014	228,572	228	79,772	-	80,000

Issuance of common shares for acquisition of NPC valued at
$0.24 per share on February 28, 2014	5,000,000	5,000	1,195,000	-	1,200,000

Issuance of options for director services
on February 28, 2014	-	-	194,940	-	194,940

Issuance of common shares and warrants for cash
at $0.45 per share on March 28, 2014	150,000	150	67,350	-	67,500

Issuance of common shares for SCI assets acquisition and debt settlement
valued at $0.665 per share on April 4, 2014	427,103	427	283,596	-	284,023

Issuance of warrants for SCI assets acquisition and debt settlement
on April 4, 2014	-	-	43,082	-	43,082

Shares returned to treasury per the separation agreement
with the former board of director on April 11, 2014	(751,250)	(751)	751	-	-

Common shares issued per consulting agreement valued at $0.40
per share for the period from November 2013 to April 2014	120,000	120	47,880	-	48,000

Issuance of common shares and warrants for cash
at $0.45 per share in April and May, 2014	57,222	57	25,693	-	25,750

Issuance of common shares for SCI debt settlement valued at
$0.665 per share in July, 2014	53,810	54	35,730	-	35,784

Issuance of common shares and warrants for cash
at $0.25 per share on July 22, 2014	174,000	174	43,326	-	43,500

Exercise of warrants with exercise price of $0.01 per share
on July 21, 2014 and August 28, 2014	1,550,000	1,550	13,950	-	15,500

Shares returned to treasury per the settlement agreement
with the former board of directors on September 18, 2014	(7,300,000)	(7,300)	-	-	(7,300)

Issuance of options for director services
for the quarter ended September 30, 2014	-	-	30,940	-	30,940

Net loss	-	-	-	(4,862,192)	(4,862,192)

Balance, September 30, 2014	45,236,794	45,237	13,518,987	(8,236,333)	5,327,891

Common shares issued per consulting agreement valued
at $0.13 per share on October 10, 2014	893,333	893	115,240	-	116,133

Common shares issued per consulting agreement valued at $0.10
per share on October 27, 2014 and November 19, 2014	335,000	335	33,165	-	33,500

Issuance of common shares for note conversion
at the prices ranging $0.041 to 0.071 per share during the quarter 12/31/2014	1,550,000	1,550	89,022	-	90,572

Issuance of options for director services
for the quarter ended December 31, 2014	-	-	50,916	-	50,916

Reclassification of derivative liability to additional paid-in capital
associated with the notes conversion	-	-	41,524	-	41,524

Reclassification of additional paid-in capital to derivative liability
for tainted warrants	-	-	(439,034)	-	(439,034)

Net loss	-	-	-	(422,943)	(422,943)

Balance, December 31, 2014	48,015,127	$48,015	$13,409,820	$(8,659,276)	$4,798,559

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(422,943)	$(538,623)
Adjustments to reconcile net loss to net cash used in operating activities
Common shares issued for compensation and services	149,633	8,000
Warrants and options issued for compensation and services	50,916	-
Amortization of original interest discount	58,179	-
Depreciation expense	3,961	9,368
Amortization expense	67,610	74,849
Change in fair value of derivative liability	(54,264)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	-	(28,413)
Inventories	(6,489)	(44,690)
Prepayments and other current assets	(810)	(39,500)
Interest receivable on note receivable from Chairman and CEO	(2,284)	-
Accounts payable	13,090	69,857
Accrued interest - related party	-	839
Accrued salary - officers	(50,000)	25,000
Accrued payroll liabilities	(7,067)	-
Credit cards payable	2,910	(13,384)
Deferred revenue	(12,500)	-
Deferred rent	-	(2,842)
Accrued expenses and other current liabilities	28,422	5,038
Net cash used in operating activities	(181,636)	(474,501)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Decrease in note receivable from Chairman and CEO	-	-
Repayment of note receivable - Chairman and CEO	35,894	-
Advances from (repayments to) related parties	(35,489)	-
Proceeds from notes payable	100,000	-
Repayments of long-term notes payable - officers	-	(5,905)
Proceeds from sale of common stock and warrants (issuance cost)	-	(9,850)
Net cash provided by (used in) financing activities	100,405	(15,755)

Net change in cash	(81,231)	(490,256)

Cash at beginning of the reporting period	175,671	499,246

Cash at end of the reporting period	$94,440	$8,990

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Reclassification of equity instrument to derivative liabilities	$439,034	$-
Issuance of common stock for convertible notes conversion	$90,572	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

December 31, 2014 and 2013

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

Acquisition of CNS-Wellness Florida, LLC

On May 30, 2012, the Company entered into an Exchange Agreement (“Exchange Agreement”) to acquire all of the limited liability company interests in CNS-Wellness Florida, LLC (“CNS”), a Tampa, Florida, based cognitive neuroscience company, specializing in the treatment of brain-based behavioral health disorders including developmental, emotional and stress-related problems.

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

Basis of Presentation-Unaudited Interim Financial Information

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)  for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2015.

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

(vi)

Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The consolidated financial statements include all accounts of the Company, PSI, NPC and StealthCo as of reporting periods end date and for the reporting periods then ended from their respective dates of acquisition and disposition.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Business Combinations

Business and Business Combinations

Pursuant to ASC Section 805-10-20 a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants.

Pursuant to Regulation S-X 11-01(d) the term business should be evaluated in light of the facts and circumstances involved and whether there is sufficient continuity of the acquired entity’s operations prior to and after the transactions. A presumption exists that a separate entity, a subsidiary, or a division is a business. However, a lesser component of an entity may also constitute a business. Among the facts and circumstances which should be considered in evaluating whether an acquisition of a lesser component of an entity constitutes a business are the following: (1) Whether the nature of the revenue-producing activity of the component will remain generally the same as before the transaction; or (2) Whether any of the following attributes remain with the component after the transaction: (i) Physical facilities, (ii) Employee base, (iii) Market distribution system, (iv) Sales force, (v) Customer base, (vi) Operating rights, (vii) Production techniques, or (viii) Trade names.

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.

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

Goodwill, Gain from Bargain Purchase and Contingent Consideration

Pursuant to ASC Paragraphs 805-30-25-1 through 805-30-25-3 the acquirer shall recognize goodwill as of the acquisition date , measured as the excess of (a) over (b): a. the aggregate of (1) the acquisition-date fair value of the consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree in a business combination achieved in stages; and (b) the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

Occasionally, an acquirer will make a bargain purchase, which is a business combination in which the amount in paragraph 805-30-30-1(b) exceeds the aggregate of the amounts specified in (a) in that paragraph. If that excess remains after applying the requirements in paragraph 805-30-25-4, the acquirer shall recognize the resulting gain in earnings on the acquisition date. The gain shall be attributed to the acquirer. A bargain purchase might happen in a business combination that is a forced sale in which the seller is acting under compulsion.

Pursuant to ASC Paragraphs 805-30-25-5 through 805-30-25-7 the consideration the acquirer transfers in exchange for the acquiree includes any asset or liability resulting from a contingent consideration arrangement. The acquirer shall recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree and classify an obligation to pay contingent consideration as a liability or as equity in accordance with Subtopics 480-10 and 815-40 or other applicable generally accepted accounting principles (GAAP). Subtopic 480-10 provides guidance on whether to classify as a liability a contingent consideration arrangement that is, in substance, a put option written by the acquirer on the market price of the acquirer’s shares issued in the business combination. The acquirer shall classify as an asset a right to the return of previously transferred consideration if specified conditions are met.

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

The Company’s convertible notes payable and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and September 30, 2014.

The Company’s Level 3 financial liabilities consist of the derivative warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature of the convertible notes payable.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities and Derivative Liability on Conversion Feature

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2014:

	Amount		Level 1	Level 2	Level 3
Derivative liability -Embedded conversion	$		$-	$-	$126,471
Derivative liabilities- Tainted Warrants			-	-	362,885
		$-	$-	$-	$489,356

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

There was no allowance for doubtful accounts at December 31, 2014 or 2013.

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

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2014 or 2013.

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

There was no inventory obsolescence for the reporting period ended December 31, 2014 or 2013.

There was no lower of cost or market adjustments for the reporting period ended December 31, 2014 or 2013.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Convertible Notes Payable Shares and Related Warrant Shares

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

On April 16 and June 23, 2014, the Company issued a promissory note total in the principal amount of $222,222 with a 10% Original Issuance Discount ("OID") and 12% one-time interest after 90 days if no repayment. The note is due two (2) years from the date of issuance which become convertible after 180 days from the issuance date with the conversion price at 65% of the two lowest trade prices for the 25 trade day period before the conversion date . The note turned convertible on October 16, 2014 and December 22, 2014. The principal of $90,572 were converted to 1,550,000 shares during the quarter ending December 31, 2014.

	3,193,630	-

Sub-total: convertible notes payable shares and related warrant shares	3,646,964	453,334

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	-

Stock options issued on July 1, 2014 to the officer of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance	265,000	-

Stock options issued on December 31, 2014 to the two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance	265,000	-

Sub-total: Stock option shares	5,840,000	3,260,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	884,334	2,434,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,666

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	-

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	-

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	-

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	-

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	-

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	-

Sub-total: Warrant shares	14,554,686	14,396,293

Total contingent shares issuance arrangement, stock options or warrants	24,041,650	18,109,627

There were approximate 6,571,998 and 7,709,960 potentially outstanding dilutive common shares for the reporting period ended December 31, 2014 and 2013, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The specific control factors considered to determine which entity was the accounting acquirer are as follows:

(i) The ownership interest of each party after the acquisition

WCUI's common shares issued and outstanding prior to SMI assets acquisition	50,909,909	99.2%

WCUI's common shares issued to the stockholders of SMI for the acquisition of certain assets and settlement of certain debt of SMI upon acquisition of certain SMI assets and settlement of certain debt	427,103	0.8%

	51,337,012	100.0%

(ii) The members of the board of directors from both companies

The members of the board of directors from WCUI prior to SMI assets acquisition	3	100.0%

The members of the board of directors from SMI upon acquisition of certain SMI assets and settlement of certain debt	-	0.0%

	3	100.0%

(iii) Senior management from both companies

Senior management from WCUI prior to SMI assets acquisition	2	100.0%

Senior management from SMI upon acquisition of certain SMI assets and settlement of certain debt	-	-%

	2	100.0%

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

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$2,969	$-	$2,969

Inventories	87,122		87,122

Prepayments and other current assets	32,497	(30,663)	1,834

Property and equipment	3,020		3,020

Patents	379,803		379,803

Gain from bargain purchase		(111,859)	(111,859)

Total	505,411	(142,522)	362,889

Non-controlling interest	(-)	-	(-)

Purchase price	$505,411	$(142,522)	$362,889

Note 5 – Inventories

Inventories consisted of the following:

	December 31, 2014		September 30, 2014
Purchased parts for assembly - PSI	$125,987		$125,987

Finished goods - PSI	57,131	*	57,131	*

Finished goods - StealthCo	93,361		86,872

	$276,479		$269,990

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at December 31, 2014 or September 30, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2014 or 2013.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
Auto	3	$15,000	$15,000

Computer equipment	5	5,526	5,526

Furniture and fixture	7	24,966	24,966

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	18,889

Software	3	22,815	22,815

		102,366	102,366

Less accumulated depreciation		(61,663)	(57,702)

		$40,703	$44,664

(i)

Depreciation Expense

Depreciation expense was $3,961 and $9,368 for the reporting period ended December 31, 2014 and 2013, respectively.

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

Amortization Expense

Amortization expense was $63 and $62 for the reporting period ended December 31, 2014 and 2013, respectively.

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

(i)

Amortization Expense

Amortization expense was $8,982 for the reporting period ended December 31, 2014.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(1,001)	(938)

Accumulated impairment			-

		3,999	4,062

Patents	15	$379,803	$379,803

Accumulated amortization		(20,200)	(11,218)

Accumulated impairment		-	-

		359,603	368,585

Total

Patents and exclusive license		384,803	384,803

Accumulated amortization		(21,201)	(12,156)

Accumulated impairment

		$363,602	$372,647

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
CNS

Acquired technologies	20	$-	$325,000

Accumulated amortization		-	(27,080)

Accumulated impairment		-	(297,920)

		-	-

PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(244,412)	(218,225)

Accumulated impairment		(-)	(-)

		1,850,588	1,876,775

Total

Acquired technologies		2,095,000	2,420,000

Accumulated amortization		(244,412)	(245,305)

Accumulated impairment		-	(297,920)

		$1,850,588	$1,876,775

Amortization Expense

Amortization expense was $893 and $30,249 for the reporting period ended December 31, 2014 and 2013, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
CNS

Non-Compete agreement	3	$-	$120,000

Accumulated amortization		-	(66,660)

Accumulated impairment		-	(53,340)

		-	-

PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(70,000)	(62,500)

Accumulated impairment		(-)	(-)

		50,000	57,500

Total

Non-Compete agreements		120,000	240,000

Accumulated amortization		(70,000)	(129,160)

Accumulated impairment		-	(53,340)

		$50,000	$57,500

Amortization Expense

Amortization expense was $7,500 and $17,499 for the reporting period ended December 31, 2014 and 2013, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
CNS

Trademark	7	$-	$110,000

Accumulated amortization		-	(20,380)

Accumulated impairment		-	(89,620)

		-	-

PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(132,500)	(117,500)

Accumulated impairment		(-)	(-)

		287,500	302,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(77,500)	(70,000)

Accumulated impairment		(-)	(-)

		132,500	140,000

Total

Trademarks		630,000	740,000

Accumulated amortization		(210,000)	(207,880)

Accumulated impairment		-	(89,620)

		$420,000	$442,500

Amortization Expense

Amortization expense was $22,500 and $25,557 for the reporting period ended December 31, 2014 and 2013, respectively.

Impairment

The Company completed the annual impairment test of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements and trademarks and determined that there was total $440,880 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks at September 30, 2014.

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	December 31, 2014	September 30, 2014
Acquisition of CNS

Goodwill	$-	$2,868,045

Accumulated impairment	-	(2,868,045)

	-	-

Acquisition of NPC

Goodwill	$1,200,000	$1,200,000

Accumulated impairment	(-)	(-)

	1,200,000	1,200,000

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	2,916,603	5,784,648

Accumulated impairment	-	(2,868,045)

	$2,916,603	$2,916,603

Impairment

The Company completed the impairment test of goodwill and determined that there was an impairment of $2,868,045 to the goodwill at September 30, 2014.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014
Website development costs	3	$22,809	$22,809

Less accumulated amortization		(19,639)	(17,261)

		$3,170	$5,548

(i)

Amortization Expense

Amortization expense was $2,378 and $1,482 for the reporting period ended December 31, 2014 and 2013, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at December 31, 2014.

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

The notes payable are as follows:

	December 31, 2014	September 30, 2014

On April 16, 2014 the Company issued a note in the principal amount of $166,667 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two year from the date of issuance, convertible after 180 days from the payment date as of October 16, 2014 at the lesser of $0.70 or 65% of the two lowest trade prices for the 25 trade day period before the conversion date.  On July 15, 2014 the Company accrued the one-time interest charge of $20,000 on the note. The principal of $90,572 were converted to 1,550,000 shares during the quarter ending December 31, 2014

	$76,095	$166,667

On June 23, 2014 the Company issued a note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two years from the date of issuance, convertible after 180 days from the payment date as December 22, 2014 at the lesser of $0.70 or 65% of the two lowest trade price for the 25 trade day period before the conversion date. September 22, 2014 the Company accrued the one-time interest charge of $6,667.	55,556	55,556

Face amount	131,651	222,223

Discount representing the original issue discount and the derivative liability on conversion features	(139,316)	(22,223)

Accumulated amortization of discount of notes payable	33,328	4,166

Remaining discount	(105,988)	(18,057)

Convertible notes payable, net	$25,663	$204,166

Note 11 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director

Ricky Howard	President and CEO of StealthCo and stockholder

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

Note Receivable – Chairman, President and CEO

	December 31, 2014	September 30, 2014

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

	$250,000	$250,000

Repayments from inception to date	(70,894)	(35,000)

Remaining balance	179,106	215,000

Current maturity of note receivable - Chairman, President and CEO	(91,339)	(127,233)

Note receivable - Chairman, President and CEO, net of current maturity	$87,767	$87,767

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

Operating Lease with a Related Party - WCUI

On February 5, 2015, the Company entered into a non-cancellable lease, for office space in Illinois with a third party for $2,184.29 per month for a period of 18 months from January 1, 2015 through June 30, 2016.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	19,659
2016	19,659
$39,318

Operating Lease - PSI

The Company and the landlord have tentatively agreed to renew the non-cancellable lease for an office space of approximately 2,000 square feet of rentable area for an additional 12 months expiring January 3, 2015 at $2,000 per month plus tax and common charges.

The Company and the landlord have agreed to lease the office on a monthly basis from January 3, 2015.

Operating Lease - SCI

On June 26, 2013, the Company entered into a non-cancellable lease for office space of approximately 3,300 square feet of rentable area in aggregate in Centerville, Minnesota with a third party for  a period of 19 months from the date of signing at $2,100 per month. The lease is renewed for another 6 months to July 31, 2015.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015	14,700

$14,700

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable Sub-lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month.

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

On July 18, 2013, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to provide marketing and promotion services for the Company for a period of one (1) year from the date of signing.  As consideration for services, the Company would (i) pay $20,000 per month in cash; and (ii) grant (a) 50,000 shares of its common stock for the first month of engagement and (b) 20,000 shares of common stock per subsequent month. During the period ending September 30, 2013, the Company issued 70,000 common shares in aggregate to the consultant valued at $0.40 per share, the most recent PPM price, or $28,000, all of which were expensed as consulting fees. On October 8, 2013, the Company issued 20,000 common shares to the consultant valued at $0.40 per share, the most recent PPM price, or $8,000, all of which were expensed as consulting fees during the period ending December 31, 2013. On April 21, 2014, the Company issued 120,000 common shares to the consultant for the service period from November 2013 to April 2014, valued at $0.40 per share, the most recent PPM price, or $48,000, all of which were expensed as consulting fees upon issuance. On October 10, 2014, the Company issued 893,333 common shares to the consultant for the service period from May 2014 through September 2014, valued at $0.13 per share, the closing price on the issuance date, or $116,133, all of which were expensed as consulting fees upon issuance.

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

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per value, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees.

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

The estimated fair value of the stock options was $30,940 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,000,000	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Granted	580,000	0.11-0.40	0.15	50,916	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Vested and exercisable, December 31, 2014	5,840,000	$0.01 - 2.00	$0.51	$1,455,514	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		1.00	$0.01	1,600,000	1.00	$0.01

$0.01	200,000	.	1.37	0.01	200,000	1.37	0.01

$0.44	50,000		2.70	0.44	50,000	2.70	0.44

$1.00	750,000		6.44	1.00	750,000	6.44	1.00

$2.00	650,000		7.65	2.00	650,000	7.65	2.00

$0.75	10,000		4.19	0.75	10,000	4.19	0.75

$0.40	1,800,000		4.67	0.40	1,800,000	4.67	0.40

$0.40	250,000		5.00	0.13	250,000	5.00	0.13

$0.13	265,000		5.00	0.13	265,000	5.00	0.13

$0.13	265,000		5.00	0.13	265,000	5.00	0.13

$0.01 - 2.00	5,840,000		3.66	$0.51	5,840,000	3.66	$0.51

As of December 31, 2014, there were 1,660,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2013	14,396,293	$0.01-2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40-0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	(1,500,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	14,554,686	$0.01-2.31	$0.46	$1,469,871	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Earned and exercisable, December 31, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	14,554,686	2.95	$0.46	14,554,686	2.95	$0.46

Note 14 – Derivative Liabilities

Derivative Analysis-Embedded conversion feature in convertible notes

On 4/16/14 and 6/24/14, the Company entered into a convertible promissory note ($350,000 total note available) with JMJ Financial, a Nevada sole proprietorship ("JMJ"), with a face amount of $186,667 and $62,222 as of derivative treatment on 10/16/14 and 12/24/14 of which the company is to assume an original interest discount ("OID"), which together with accrued interest. The note balance funded (plus a pro rata portion of the OID $35,000 total on $315,000) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as the lessor of $0.70 and 65% of the average of the 2 lowest trade price during a 25–day period ending on the last complete trading day prior to the conversion date. The Company analyzed the convertible notes issued on April 16 and June 24, 2014 for derivative accounting consideration under FASB ASC 815 and determined that the embedded conversion feature qualified for accounting treatment as derivatives

(a) Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the variable conversion feature; redemption provisions; and the default provisions. Based on these features, there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the company defaults on the note.

The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

(b) Valuation Assumptions

The existing derivative instruments are valued as of issuance; conversion; and the quarters end 12/31/14. The following assumptions were used for the valuation of the derivative liability related to the Notes (to–date no Notes are in default):

•

The underlying stock price $0.1348 down to $0.1082 was used as the fair value of the common stock;

•

The note face amounts (principal, plus OID, plus accrued interest) as of as 10/16/14 totaled $186,666 and $62,222 (includes 1 time interest payment of 12% after 90 days from issuance) with $90,571 in conversions netting $158,318 as of 12/31/14. The note effectively converts at a discount of 40.45% to 44.74% at the quarter’s end;

•

Capital raising events are not a factor for the JMJ Note as the instrument has no reset provisions, other than standard adjustments;

•

The Holder would redeem based on availability of alternative financing, 0% of the time increasing 1.0% monthly to a maximum of 10%;

•

The Holder would automatically convert (most notes included 180 day conversion delay at issuance) the note at the maximum of 2 times the conversion price if the company was not in default. With the target conversion price dropping as maturity approaches; and the Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the company was not in default;

•

The projected annual volatility for each valuation period was based on the Company historical volatility;

1 Year

10/16/14 108%

11/11/14 112%

12/1/14 115%

12/22/14 118%

12/24/14 119%

12/31/14 119%

•

An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5% – to–date the Note is not in default nor converted by the holder.

1 year

As of December 31, 2014, the estimated fair value of derivative liabilities on convertible notes of JMJ was $126,471.

Derivative Analysis-Tainted Warrants

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants, the Company concluded that embedded conversion feature in the JMJ Notes taint the equity environment and all of the existing warrants should be treated as financial derivatives.

Valuation of Derivative Liability-Tainted Warrants

(a)	Valuation Methodology

The Company’s warrants do not trade in an active securities market, as such, the Company has utilized a third party valuation consultant to assist the Company to fair value the liability of the warrant (tainted by the JMJ Note) based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the exercise feature.

Based on these features, there are two primary events that can occur; the Holder exercises the Warrants (for scenarios above exercise prices and the target prices) or the Warrants are held to expiration. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, exercise price, volatility etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios based on management assumptions. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative liability.

(b)	Valuation Assumptions

The Tainted Warrants (tainted equity environment due to JMJ notes variable conversion provisions) were valued as of derivative liability 10/16/14 and the quarterly periods with the following assumptions:

•

The stock price would fluctuate with the Company projected volatility. The stock price significantly decreased in this period ending 12/31/14;

•

The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatilities for the valuation dates is found in the previous section;

•

The Holder would exercise the warrant as they become exercisable (effective registration is projected 0 days from issuance and the earliest exercise is projected 0 days from issuance) but only at target prices of 2.0 times the higher of the projected reset price or stock price;

•

The Holder would exercise the warrant at maturity if the stock price was above the project exercise prices;

•

Capital raising events are not a factor as the notes contain no adjustments for dilutive issuances – 0% probability of a reset event;

•

No warrants have expired in this period ending 12/31/14, nor did holders exercise their options in this period.

As of December 31, 2014 the estimated fair value of derivative liabilities on tainted warrants was $362,885.

The table below provides a summary of the fair value of the tainted derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 14,554,686 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, September 30, 2014	-	-

Purchases, issuances and settlements	(543,620)	(543,620)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	54,264	54,264

Other comprehensive income (loss)	-	-

Balance, December 31, 2014	$(489,356)	$(489,356)

Note 15 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 16 – Segment Reporting

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	December 31, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
ASSETS
Current Assets
Cash	83,336	516	4,491	6,097	94,440
Accounts receivable	-	12,863	-	-	12,863
Inventories	-	183,118	-	93,361	276,479
Current maturity of note receivable - Chairman and CEO	109,261	-	-	-	109,261
Prepayments and other current assets	-	416	-	2,864	3,280
Total current assets	192,597	196,913	4,491	102,322	496,323

Property and Equipment
Property and equipment	18,390	80,956	-	3,020	102,366
Accumulated depreciation	(7,121)	(53,749)	-	(793)	(61,663)
Property and equipment, net	11,269	27,207	-	2,227	40,703

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	5,000	-	379,803	384,803
Accumulated amortization	-	(1,001)	-	(20,200)	(21,201)
Patents and exclusive licenses, net	-	3,999	-	359,603	363,602

Acquired Technologies
Acquired technologies	-	-	-	-	-
Acquired technologies - PSI	-	2,095,000	-	-	2,095,000
Accumulated amortization	-	-	-	-	-
Accumulated amortization - PSI	-	(244,412)	-	-	(244,412)
Acquired technologies, net	-	1,850,588	-	-	1,850,588

Non-Compete Agreements
Non-compete Agreement - PSI	-	120,000	-	-	120,000
Accumulated amortization - PSI	-	(70,000)	-	-	(70,000)
Non-compete agreements, net	-	50,000	-	-	50,000

Trademarks
Trademarks	-	-	-	-	630,000
Trade Mark:TM - PL	-	420,000	-	-	-
Trade Mark:TM - PS	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	(210,000)
Accumulated amortization - PL	-	(132,500)	-	-	-
Accumulated amortization - PS	-	(77,500)	-	-	-
Trademarks, net	-	420,000	-	-	420,000

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(19,639)	-	-	-	(19,639)
Website development costs, net	3,170	-	-	-	3,170

Goodwill
Goodwill	-	-	-	-	2,916,603
Goodwill - NPC	-	-	1,200,000	-	-
Goodwill - PSI	-	1,716,603	-	-	-
Goodwill, net	-	1,716,603	1,200,000	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	87,767	-	-	-	87,767
Security deposits	-	1,760	-	-	1,760
Total other assets	87,767	1,760	-	-	89,527

Total assets	294,803	4,267,070	1,204,491	464,152	6,230,516

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months
	Ended
	December 31, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Management services - related party	-	-	85,490	-	85,490
Sales	319	-	-	17,500	17,819

Total revenue	319	-	85,490	17,500	103,309

Cost of goods sold	274	-	-	-	274

Gross margin	45	-	85,490	17,500	103,035

Operating expenses
Consulting fees	159,768	-	-	-	159,768
Professional fees	44,312	-	9,923	-	54,235
Rent expense - related party	3,819	-	-	-	3,819
Rent expense	-	6,420	2,800	6,300	15,520
Research and development	-	-	-	-	-
Salaries - officers	75,100	-	50,475	33,033	158,608
Salaries - others	-	-	26,678	-	26,678
Selling expenses	-	-	-	-	-
Depreciation and amortization	117,650	-	-	-	117,650
General and administrative expenses	17,525	7,051	8,211	13,461	46,248

Total operating expenses	418,174	13,471	98,087	52,794	582,526

Loss from continuing operations	(418,129)	(13,471)	(12,597)	(35,294)	(479,491)

Note 17 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as followed:

On January 14, 2015, the promissory note holder converted partial of the principal note value to a total of 750,000 shares of the Company's common shares.

For the period between January 1, 2015 and February 10, 2015, the Company raised $296,900 from the issuance of (i) 4,384,288 common shares of the Company; (ii) warrants to purchase 8,818,576 common shares with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following discussion contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Description of Business,” and “Analysis of Financial Condition and Results of Operations”, as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K and in other Reports we have filed with the Securities and Exchange Commission, as well as  matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Description of Business

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

NPC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider.  It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company with four (4) full-time employees. NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014 by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Per the agreement, NPC LLC engages NPC to provide management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPCLLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPCLLC on net-30 term.

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

Analysis of Financial Condition and Results of Operations

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

For the three months ended December 31, 2014, we earned $103,035 in revenues, incurred $274 in cost of revenues, resulting $103,035 in gross margin. We expended $159,768; $54,235; $19,339; $0; $185,286; $0; and $46,248; in consulting fees, professional fees, rent, research and development, personnel, selling, and general and administrative expenses, respectively. We had loss from operations of $479,491 for the three months ended December 31, 2014.

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

Results of Operations by Segment

The Company maintained four (4) business segments through the end of the period covered by this Report:

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

(iii) Practice Management Services: which it provided through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicago-land area; and

(iv)

Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets  of SMI Holdings, Inc. d/b/a StealthMark, Inc., including StealthMark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months
	Ended
	December 31, 2014
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Management services - related party	-	-	85,490	-	85,490
Sales	319	-	-	17,500	17,819

Total revenue	319	-	85,490	17,500	103,309

Cost of goods sold	274	-	-	-	274

Gross margin	45	-	85,490	17,500	103,035

Operating expenses
Consulting fees	159,768	-	-	-	159,768
Professional fees	44,312	-	9,923	-	54,235
Rent expense - related party	3,819	-	-	-	3,819
Rent expense	-	6,420	2,800	6,300	15,520
Research and development	-	-	-	-	-
Salaries - officers	75,100	-	50,475	33,033	158,608
Salaries - others	-	-	26,678	-	26,678
Selling expenses	-	-	-	-	-
Depreciation and amortization	117,650	-	-	-	117,650
General and administrative expenses	17,525	7,051	8,211	13,461	46,248

Total operating expenses	418,174	13,471	98,087	52,794	582,526

Loss from continuing operations	(418,129)	(13,471)	(12,597)	(35,294)	(479,491)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of December 31, 2014, our cash balance was $94,440. Management estimated that our current monthly burn rate is approximately $60,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the three months ended December 31, 2014 we raised $100,000 and $0 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 15, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended December 31, 2014.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2014 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: February 23, 2015	By:	/s/ Andrew J. Kandalepas
Andrew J. Kandalepas
Chairman, President, Chief Executive Officer, Chief Accounting Officer, and Chief Financial Officer

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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	February 23, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 23, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	February 23, 2015
Jay Joshi, M.D.