Form 10-Q/A
period 2014-12-31
Wellness Center USA, Inc.
filed 2015-02-27
CIK 1516887

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended December 31, 2014, filed with the Securities and Exchange Commission on February 23, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

__________________

* Previously filed with Form 10-Q for the period ended December 31, 2014 on February 23, 2015.

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

WELLNESS CENTER USA, INC.

Date: February 27, 2015	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	February 27, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 27, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	February 27, 2015
Jay Joshi, M.D.

5