Form 10-Q
period 2015-03-31
Wellness Center USA, Inc.
filed 2015-05-26
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes       .  No   X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of March 31, 2015:  56,335,844 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

March 31, 2015

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 3	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Control and Procedures	75

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	77
Item 1A	Risk Factors	77
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures.	77
Item 5.	Other Information	77
Item 6.	Exhibits	77

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

March 31, 2015 and 2014

Wellness Center USA, Inc.

 Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$84,533	$175,671
Accounts receivable	12,863	12,863
Inventories	270,526	269,990
Current maturity of note receivable - Chairman and CEO	17,095	127,233
Interest receivable on note receivable from Chairman and CEO	-	15,638
Note receivable- PDC JV	60,000	-
Prepayments and other current assets	28,389	2,470
Total current assets	473,406	603,865

Property and Equipment
Property and equipment	103,650	102,366
Accumulated depreciation	(65,438)	(57,702)
Property and equipment, net	38,212	44,664

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	386,018	384,803
Accumulated amortization	(30,244)	(12,156)
Patents and exclusive licenses, net	355,774	372,647

Acquired Technologies
Acquired technologies	2,095,000	2,095,000
Accumulated amortization	(270,599)	(218,225)
Accumulated impairment	-	-
Acquired technologies, net	1,824,401	1,876,775

Non-Compete Agreements
Non-compete agreements	120,000	120,000
Accumulated amortization	(77,500)	(62,500)
Accumulated impairment	-	-
Non-compete agreements, net	42,500	57,500

Trademarks
Trademarks	630,000	630,000
Accumulated amortization	(232,500)	(187,500)
Accumulated impairment	-	-
Trademarks, net	397,500	442,500

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(22,016)	(17,261)
Website development costs, net	793	5,548

Goodwill
Goodwill	2,916,603	2,916,603
Accumulated impairment	-	-
Goodwill, net	2,916,603	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	179,933	87,767
Security deposits	1,760	1,760

Total other assets	181,693	89,527

Total assets	$6,230,882	$6,409,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$151,957	$139,212
Accrued interest	-	26,667
Accrued payroll - officers	210,077	210,077
Accrued payroll liabilities	7,586	75,577
Accrued warranty	12,000	12,000
Credit cards payable	28,043	23,426
Deferred revenues	6,786	25,000
Advances from related parties	5,734	59,943
Customer deposits	3,128	3,128
Notes payable	24,000	24,000
Convertible notes payable - JMJ	-	204,166
Accrued expenses and other current liabilities	371,228	278,542
Other Payable	100,000	-

Total current liabilities	920,539	1,081,738

Total liabilities	920,539	1,081,738

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
56,335,844 and 45,236,794 shares issued and outstanding, respectively	56,336	45,237
Additional paid-in capital	13,802,574	13,518,987
Accumulated deficit	(8,548,567)	(8,236,333)

Total stockholders' equity	5,310,343	5,327,891

Total liabilities and stockholders' equity	$6,230,882	$6,409,629

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

 Consolidated Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2015	March 31, 2014	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Client services	$-	$-	$-	$-
Management services - related party	184,210	98,720	-	-
Sales	36,279	18,460	3,030	669

Total revenue	220,489	117,180	3,030	669

Cost of goods sold	481	207	2,238	532

Gross margin	220,008	116,973	792	137

Operating expenses
Consulting fees	175,768	16,000	87,195	23,195
Professional fees	191,805	137,570	85,318	72,716
Rent expense - related party	12,180	8,361	12,663	6,659
Rent expense	36,140	20,620	12,840	6,420
Research and development	-	-	441	-
Salaries - officers	313,597	154,989	369,940	285,465
Salaries - others	46,878	20,200	60,577	35,769
Selling expenses	-	-	14,765	240
Depreciation and amortization	289,617	171,967	151,391	76,604
Impairment of intangible assets and goodwill	-	-	3,308,925	3,308,925
General and administrative expenses	91,812	45,564	160,054	54,887

Total operating expenses	1,157,797	575,271	4,264,109	3,870,880

Loss from continuing operations	(937,789)	(458,298)	(4,263,317)	(3,870,743)

Other (income) expense
Change in derivative liabilities	(569,740)	(515,476)	-	-
Redemption penalty	-	-	-	-
Gain on debt redemption	(53,531)	(53,531)	-	-
Interest income - related party	(2,284)	-	-	-
Other (income) expense	-	-	(5,737)	(5,737)

Other (income) expense, net	(625,555)	(569,007)	(5,737)	(5,737)

Loss from continuing operations before income tax provision	(312,234)	110,709	(4,257,580)	(3,865,006)

Income tax provision	-	-	-	-

Loss from continuing operations	(312,234)	110,709	(4,257,580)	(3,865,006)

Discontinued operations
(Loss) from operation of discontinued operations, net of tax	-	-	(204,158)	(58,109)

Gain (loss)from discontinued operations	-	-	(204,158)	(58,109)

Net loss	$(312,234)	$110,709	$(4,461,738)	$(3,923,115)

Net loss per common share - basic and diluted

Continuing operations	$(0.01)	$0.00	$(0.09)	$(0.08)
Discontinued operations	$0.00	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – basic and diluted	49,141,409	52,153,706	46,248,304	47,392,619

 See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders' Equity

For the reporting period ended March 31, 2015

(Unaudited)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2014	45,236,794	$45,237	$13,518,987	$(8,236,333)	$5,327,891

Common shares issued per consulting agreement valued at $0.13 per share on October 10, 2014	893,333	893	115,240	-	116,133

Common shares issued per consulting agreement valued at $0.10 per share on October 27, 2014 and November 19, 2014	335,000	335	33,165	-	33,500

Issuance of common shares for note conversion at the prices ranging $0.041 to 0.071 per share during the quarter ending 12/31/2014	1,550,000	1,550	89,022	-	90,572

Issuance of options for director services for the quarter ended December 31, 2014	-	-	50,916	-	50,916

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	41,523	-	41,523

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(439,034)	-	(439,034)

Issuance of common shares for note conversion at $0.041 per share on January 14, 2015	103,098	103	4,147	-	4,250

Conversion of accrued interest to the common shares at $0.041 per share on January 14, 2015	646,902	647	26,020	-	26,667

Issuance of common shares for loan conversion at $0.07 per share in February 2015	1,418,572	1,419	98,581	-	100,000

Issuance of common shares and warrants for cash at $0.07 per share during quarter ending March 31, 2015	6,152,145	6,152	424,498	-	430,650

Finder fees paid in connection with the private placements during quarter ending March 31, 2015	-	-	(11,825)	-	(11,825)

Issuance of options for director services for the quarter ended March 31, 2015	-	-	15,566	-	15,566

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	13,698	-	13,698

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(177,930)	-	(177,930)

Net loss	-	-	-	(312,234)	(312,234)

Balance, March 31, 2015	56,335,844	$56,336	$13,802,574	$(8,548,567)	$5,310,343

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

 Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(312,234)	$(4,461,738)
Adjustments to reconcile net loss to net cash used in operating activities
Gain (loss) on redemption of debts	(53,531)	-
Common shares issued for compensation and services	149,633	8,000
Warrants and options issued for compensation and services	66,482	194,940
Amortization of convertible note discount	152,185	-
Depreciation expense	7,736	16,027
Amortization expense	135,217	149,704
Change in fair value of derivative liability	(569,740)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(30,133)
Inventories	(536)	(47,633)
Prepayments and other current assets	(25,919)	(13,508)
Interest receivable on note receivable from Chairman and CEO	(2,284)	-
Accounts payable	12,745	99,352
Accrued interest - related party	-	1,662
Accrued salary - officers	-	25,000
Accrued payroll liabilities	(7,067)	-
Credit cards payable	4,617	(16,679)
Deferred revenue	(18,214)	-
Deferred rent	-	(5,683)
Accrued expenses and other current liabilities	31,761	48,647
Net cash used in operating activities	(429,149)	(715,662)

Cash flows from investing activities:
Note receivable- PDC JV	(60,000)	-
Purchases of property and equipment	(1,284)	-
Patent application cost	(1,215)	-
Net cash provided by (used in) investing activities	(62,499)	-

Cash flows from financing activities:
Repayment of note receivable - Chairman and CEO	35,894	-
Advances from (repayments to) related parties	(54,209)	-
Proceeds from other payable	100,000	-
Repayments of convertible notes payable	(100,000)	-
Repayments of long-term notes payable - officers	-	(4,289)
Proceeds from sale of common stock and warrants net of issuance cost	418,825	256,650
Net cash provided by (used in) financing activities	400,510	252,361

Net change in cash	(91,138)	(463,301)
Cash at beginning of the reporting period	175,671	499,246

Cash at end of the reporting period	$84,533	$35,945

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of National Pain Center	$-	$1,200,000
Reclassification of equity instrument to derivative liabilities	$(616,964)	$-
Issuance of common stock for convertible notes conversion	$194,822	$-
Reclassification of derivative liabilities to equity	$55,222	$-
Issuance of common stock for accrued interest	$26,667	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

March 31, 2015 and 2014

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

Formation of  JV Investment- Psoria Development Company, LLC

On January 12, 2015, the Company entered into a joint venture agreement with The Medical Alliance Inc. The Company owns a 50% of interest in the newly formed entity Psoria Development Company, LLC (“ PDC”) and as of March 31, 2015, the  JV in inactive

Note 2 - Significant and Critical Accounting Policies and Practices

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

The Company’s convertible notes payable and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and September 30, 2014.

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

The following table presents the derivative financial instruments, measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2015:

	Amount		Level 1	Level 2	Level 3
Derivative liability -Embedded conversion	$		$-	$-	$-
Derivative liabilities- Tainted Warrants			-	-	-
		$-	$-	$-	$-

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

There was no allowance for doubtful accounts at March 31, 2015 or September 30, 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2015 or September 30, 2014.

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

There was no inventory obsolescence for the reporting period ended March 31, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended March 31, 2015 or 2014.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended March 31, 2015	For the Reporting Period Ended March 31, 2014

Convertible Notes Payable Shares and Related Warrant Shares

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

On April 16 and June 23, 2014, the Company issued a promissory note total in the principal amount of $222,222 with a 10% Original Issuance Discount ("OID") and 12% one-time interest after 90 days if no repayment. The note is due two (2) years from the date of issuance which become convertible after 180 days from the issuance date with the conversion price at 65% of the two lowest trade prices for the 25 trade day period before the conversion date . The note turned convertible on October 16, 2014 and December 22, 2014. The principal of $90,572 were converted to 1,550,000 shares during the quarter ending December 31, 2014 The principal and accrued interest of total $30,917 was converted to $ 750,000 shares on January 14, 2015. The note was extinguished on March 20, 2015.

	-	-

Sub-total: convertible notes payable shares and related warrant shares	453,334	453,334

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	1,800,000

Stock options issued on July 1, 2014 to the officer of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance	265,000	-

Stock options issued on December 31, 2014 to the two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance	265,000	-

Stock options issued on March 31, 2015 to the two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance	265,000	-

Sub-total: Stock option shares	6,105,000	5,060,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	884,334	2,434,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,666

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	793,333

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	228,572

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	150,000

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	-

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	-

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	-

Warrants issued on February 26, 2015 to the investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	15,211,234	-

Sub-total: Warrant shares	26,908,976	15,568,198

Total contingent shares issuance arrangement, stock options or warrants	33,467,310	21,081,532

There were approximate 4,313,212 and 9,149,517 potentially outstanding dilutive common shares for the reporting period ended March 31, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815):

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “ Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).   All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•

Eliminating the presumption that a general partner should consolidate a limited partnership.

•

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•

Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

•

Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$2,969	$-	$2,969

Inventories	87,122	-	87,122

Prepayments and other current assets	32,497	(30,663)	1,834

Property and equipment	3,020	-	3,020

Patents	379,803	-	379,803

Gain from bargain purchase		(111,859)	(111,859)

Total	505,411	(142,522)	362,889

Non-controlling interest	(-)	-	(-)

Purchase price	$505,411	$(142,522)	$362,889

Note 5 – Inventories

Inventories consisted of the following:

	March 31, 2015		September 30, 2014
	(Unaudited)
Purchased parts for assembly - PSI	$125,987		$125,987

Finished goods - PSI	57,131	*	57,131	*

Finished goods - StealthCo	87,408		86,872

	$270,526		$269,990

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at March 31, 2015 or September 30, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended March 31, 2015 or 2014.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
Auto	3	$15,000	$15,000

Computer equipment	5	5,526	5,526

Furniture and fixture	7	24,966	24,966

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	18,889

Software	3	22,815	22,815

		102,366	102,366

Less accumulated depreciation		(64,154)	(57,702)

		$38,212	$44,664

(i)

Depreciation Expense

Depreciation expense was $7,736 and $16,027 for the reporting period ended March 31, 2015 and 2014, respectively.

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

Amortization Expense

Amortization expense was $125 for the reporting period ended March 31, 2015 and 2014.

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

(i)

Amortization Expense

Amortization expense was $17,963 for the reporting period ended March 31, 2015.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(1,063)	(938)

Accumulated impairment		-	-

		3,937	4,062

Stealth Co

Patents	15	$381,018	$379,803

Accumulated amortization		(29,181)	(11,218)

Accumulated impairment		-	-

		351,837	368,585

Total

Patents and exclusive license		386,018	384,803

Accumulated amortization		(30,244)	(12,156)

Accumulated impairment		-	-

		$355,774	$372,647

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(270,599)	(218,225)

Accumulated impairment		(-)	(-)

		1,824,401	1,876,775

Total

Acquired technologies		2,095,000	2,420,000

Accumulated amortization		(270,599)	(218,225)

Accumulated impairment		-	(-)

		$1,824,401	$1,876,775

Amortization Expense

Amortization expense was $52,374 and $60,498 for the reporting period ended March 31, 2015 and 2014, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(77,5000)	(62,500)

Accumulated impairment		(-)	(-)

		42,500	57,500

Total

Non-Compete agreements		120,000	120,000

Accumulated amortization		(77,500)	(62,500)

Accumulated impairment		-	(-)

		$42,500	$57,500

Amortization Expense

Amortization expense was $15,000 and $34,998 for the reporting period ended March 31, 2015 and 2014, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(132,500)	(117,500)

Accumulated impairment		(-)	(-)

		272,500	302,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(85,000)	(70,000)

Accumulated impairment		(-)	(-)

		125,000	140,000

Total

Trademarks		630,000	630,000

Accumulated amortization		(232,500)	(187,500)

Accumulated impairment		-	(-)

		$397,500	$442,500

Amortization Expense

Amortization expense was $45,000 and $51,114 for the reporting period ended March 31, 2015 and 2014, respectively.

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

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014
		(Unaudited)
Website development costs	3	$22,809	$22,809

Less accumulated amortization		(22,016)	(17,261)

		$793	$5,548

(i)

Amortization Expense

Amortization expense was $4,755 and $2,969 for the reporting period ended March 31, 2015 and 2014, respectively.

(ii)

Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2014.

Note 9 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	March 31, 2015	September 30, 2014
	(Unaudited)
Acquisition of NPC

Goodwill	$1,200,000	$1,200,000

Accumulated impairment	(-)	(-)

	1,200,000	1,200,000

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603

Total

Acquired technologies	2,916,603	5,784,648

Accumulated impairment	(-)	(2,868,045)

	$2,916,603	$2,916,603

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

Conversion

During the period from October 16 to January 5, 2015, the promissory note holder converted $90,572 of the principal note value to a total of 1,550,000 shares of the Company's common shares at the price range from $0.041 to $0.071 per share.

On January 14, 2015, the promissory note holder converted $4,250 of the principal note value and the accrued interest of $26,667 to a total of 750,000 shares of the Company's common shares at the price of $0.041 per share.

Termination

On March 19, 2015, the Company entered into a Note Termination Agreement terminating the $350,000 Promissory Note with the remaining principal balance of $127,401 with the Lender. Pursuant to the Note Termination Agreement executed on March 18, 2015, the Lender has agreed to permit full repayment of the Note in the sum of $200,000 payable in two installments of $100,000 each on March 20, 2015, and on April 24, 2015, respectively. In exchange for the agreed upon premium to be paid by the Company, the Lender no longer has the right to convert any portion of the remaining loan balance into the Company's shares, unless the Company defaults on its repayment terms. On March 19, 2015 the Company completed the first payment to Lender in the amount of $100,000. On April 20, 2015, the Company has completed all payments under the Note Termination Agreement terminating the $350,000 Note with the Lender dated April 16, 2014. Upon extinguishment of the Note and derivative liabilities with the Note conversion feature, $53,531 was recorded as gain on extinguishment of debt.  See Note 11 for derivative analysis on the convertible notes.

Note 11 – Derivative Liabilities

Derivative Analysis-Embedded conversion feature in convertible notes

On 4/16/14 and 6/24/14, the Company entered into a convertible promissory note ($350,000 total note available) with JMJ Financial, a Nevada sole proprietorship ("JMJ"), with a face amount of $186,667 and $62,222 as of derivative treatment on 10/16/14 and 12/24/14 of which the company is to assume an original interest discount ("OID"), which together with accrued interest. The note balance funded (plus a pro rata portion of the OID $35,000 total on $315,000) together with any unpaid accrued interest is convertible into shares of common stock at a variable conversion price calculated as the lesser of $0.70 and 65% of the average of the 2 lowest trade price during a 25–day period ending on the last complete trading day prior to the conversion date. The Company analyzed the convertible notes issued on April 16 and June 24, 2014 for derivative accounting consideration under FASB ASC 815 and determined that the embedded conversion feature qualified for accounting treatment as derivatives.

On March 19, 2015, the Company entered into a Note Termination Agreement terminating the $350,000 Promissory Note with the remaining balance of $127,401 with the Lender. Pursuant to the Note Termination Agreement executed on March 18, 2015, the Lender has agreed to permit full repayment of the Note in the sum of $200,000 payable in two installments of $100,000 each on March 20, 2015, and on April 24, 2015, respectively. In exchange for the agreed upon premium to be paid by the Company, the Lender no longer has the right to convert any portion of the remaining loan balance into the Company's shares, unless the Company defaults on its repayment terms. On March 19, 2015 the Company completed the first payment to Lender in the amount of $100,000. On April 20, 2015, the Company has completed all payments under the Note Termination Agreement terminating the $127,401 remaining Note balance with the Lender dated April 16, 2014.

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

(b) Valuation Assumptions

The existing derivative instruments are valued as of issuance; conversion; redemption and the quarters end 03/31/15. The following assumptions were used for the valuation of the derivative liability related to the Notes (to–date no Notes are in default):

•

The underlying stock price $0.1348 down to $0.1082 was used as the fair value of the common stock;

•

The note face amounts (principal, plus OID, plus accrued interest) as of as 10/16/14 totaled $186,666 and $62,222 (includes 1 time interest payment of 12% after 90 days from issuance) with $90,571 in conversions netting $158,318 as of 12/31/14 and $30,966.88 in conversions on 1/14/15 netting $127,400.76. The note effectively converts at a discount of 45.63% to 55.58% at the quarter’s end.

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

•

The projected annual volatility for each valuation period was based on the Company historical volatility;

	1 year		1 year
12/31/14	119%	3/11/15	134%
1/26/15	124%	3/12/15	134%
1/29/15	125%	3/18/15	136%
2/9/15	127%	3/20/15	136%
2/26/15	131%	3/31/15	138%

•

An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5% – to–date the Note is not in default nor converted by the holder.

1 year

As of March 31, 2015, the estimated fair value of derivative liabilities on convertible notes of JMJ was $0 as the result of debt extinguishment.

Derivative Analysis-Tainted Warrants

Because the Company may not have enough authorized common shares to settle its obligation for its convertible notes and equity instruments, such as warrants, the Company concluded that embedded conversion feature in the JMJ Notes taint the equity environment and all of the existing warrants should be treated as financial derivatives. The tainting terminated upon full termination of the JMJ note.

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

(b) Valuation Assumptions

The Tainted Warrants (tainted equity environment due to JMJ notes variable conversion provisions) were valued as of derivative liability 10/16/14; issuance in the period ending 3/31/15; and the quarterly periods (until the end of derivative treatment on 3/20/15) with the following assumptions:

•

Stock price would fluctuate with the Company projected volatility. The stock price significantly increased in this period ending 3/31/15.

•

The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatilities for the valuation dates is found in the previous section.

•

The Holder would exercise the warrant as they become  exercisable  (effective registration is projected 0 days from issuance and the earliest exercise is projected 0 days from issuance) but only at target prices of 2.0 times the higher of the projected reset price or stock price.

•

The Holder would exercise the warrant at maturity if the stock price was above the project exercise prices.

•

Capital raising events are not a factor as the notes contain no adjustments for dilutive issuances – 0% probability of a reset event.

•

No warrants have expired in this period ending 3/31/5, nor did holders exercise their options in this period. Additional subscription warrants were issued and valued in the period ending 3/31/15. The Warrants no longer require derivative treatment after the JMJ notes final redemption on 3/20/15.

As of March 31, 2015, there was no derivative liability associated with the warrants.

The table below provides a summary of the fair value of convertible notes and the tainted derivative warrant liability and the changes in the fair value of derivative liabilities including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)		Total
Balance, September 30, 2014		-		-

Purchases, issuances and settlements		(569,740)		(569,740)

Transfers in and/or out of Level 3		-		-

Total gains or losses (realized/unrealized) included in:

Net income (loss)		569,740		569,740

Other comprehensive income (loss)		-		-

Balance, March 31, 2015	$	(-)	$	(-)

Note 12 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Andrew J. Kandalepas	Chairman, CEO, significant stockholder and director

CADserv Corporation	An entity owned and controlled by significant stockholder

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director

Ricky Howard	President and CEO of StealthCo and stockholder

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

Note Receivable – Chairman, President and CEO

	March 31, 2015	September 30, 2014
	(Unaudited)

On September 30, 2013, Mr. Andrew Kandalepas, Chairman, President and CEO of the Company (“Maker”), issued a note to pay to the order of Wellness Center USA, Inc. ("Lender"), the principal sum of Two Hundred Fifty Thousand Dollars ($250,000), together with interest at 7.0% per annum, in six quarterly payments of principal and accrued interest, beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before July 1, 2015  (the "Maturity Date"). After the Maturity Date, and in addition to the interest described above which is due on or prior to the Maturity Date, Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to ten percent (10%) (the "Default Rate"). The interest accruing under this paragraph shall be immediately due and payable by Maker to, and shall be additional indebtedness evidenced by, this Note. On January 5, 2015, the Company and the Maker has mutually agreed to amend the note with more favorable terms. The amended note principal is the original note balance and the accrued interest as of December 31, 2015 for a total of $197,028,  together with interest on the principal amount due shall be paid from time to time at the rate of two percent (2.0%) per annum, in 20 quarterly payments, beginning on October 1, 2015 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before September 30, 2020 (the "Maturity Date"), Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to four percent (4%) (the "Default Rate").

	$250,000	$250,000

Repayments from inception to date	(52,972)	(35,000)

Remaining balance	197,028	215,000

Current maturity of note receivable - Chairman, President and CEO	(17,095)	(127,233)

Note receivable - Chairman, President and CEO, net of current maturity	$179,933	$87,767

Note 13 – Commitments and Contingencies

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30, 2015

2015 (remainder of the year)	13,106
2016	19,659
$32,765

Operating Lease - PSI

The Company and the landlord have tentatively agreed to renew the non-cancellable lease for an office space of approximately 2,000 square feet of rentable area for an additional 12 months expiring January 3, 2015 at $2,000 per month plus tax and common charges.

The Company and the landlord have agreed to lease the office on a monthly basis from January 3, 2015.

Operating Lease - SCI

On June 26, 2013, the Company entered into a non-cancellable lease for office space of approximately 3,300 square feet of rentable area in aggregate in Centerville, Minnesota with a third party for  a period of 19 months from the date of signing at $2,100 per month. The lease is renewed for another 6 months to July 31, 2015. On February 1, 2015, the Company renewed the Lease for a period of Eighteen Months from the date of signing at $2,150 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015 (remainder of the year)	12,900
2016	19,350
$32,250

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable Sub-lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015 (remainder of the year)	9,600
$9,600

Note 14 – Stockholders’ Equity

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

For the quarter period ended March 31, 2015 , the Company raised $418,825 from the issuance of (i) 6,152,145 common shares of the Company; (ii) warrants to purchase 12,354,290 common shares with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.07 per unit or a net proceeds of $418,825; $269,015 ($0.04 per common share) and $155,482 ($0.01 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

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

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per value, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees. No shares issued for consulting fees during the reporting period ending March 31, 2015.

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

The estimated fair value of the stock options was $30,940 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,000,000	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Granted	530,000	0.11-0.19	0.15	36,382	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Vested and exercisable, March 31, 2015	6,105,000	$0.01 - 2.00	$0.50	$1,471,080	$-

Unvested, March 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	1,600,000		0.25	$0.01	1,600,000	0.25	$0.01

$0.01	200,000	.	0.62	0.01	200,000	0.62	0.01

$0.44	50,000		1.95	0.44	50,000	1.95	0.44

$1.00	750,000		5.69	1.00	750,000	5.69	1.00

$2.00	650,000		6.90	2.00	650,000	6.90	2.00

$0.75	10,000		3.44	0.75	10,000	3.44	0.75

$0.40	1,800,000		3.92	0.40	1,800,000	3.92	0.40

$0.40	250,000		4.25	0.40	250,000	4.25	0.40

$0.13	265,000		4.50	0.13	265,000	4.50	0.13

$0.13	265,000		4.50	0.13	265,000	4.50	0.13

$0.13	265,000		4.75	0.13	265,000	4.75	0.13

$0.01 - 2.00	6,105,000		3.49	$0.50	6,105,000	3.49	$0.50

As of March 31, 2015, there were 1,395,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

February 2015 Issuances

Between January and March 2015, the Company issued warrants to purchase 12,354,290 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

February 26, 2015
Expected life (year)	5

Expected volatility (*)	52,31%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

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

The estimated fair value of the warrants was $0.01 per warrant share or $155,482, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2013	14,396,293	$0.01-2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40-0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	(1,500,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	14,554,686	$0.01-2.31	$0.46	$1,469,871	$-

Granted	12,354,290	0.15	0.15	155,482	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2015	26,908,976	$0.01 - 2.31	$0.32	$1,625,353	$-

Earned and exercisable, March 31, 2015	26,908,976	$0.01 - 2.31	$0.32	$1,625,353	$-

Unvested, March 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	26,908,976	3.72	$0.32	26,908,976	3.72	$0.32

Note 15 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

 Assets By Segments

	March 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
ASSETS
Current Assets
Cash	36,827	3,068	32,040	12,598	84,533
Accounts receivable	-	12,863	-	-	12,863
Note receivable- PDC JV	60,000	-	-	-	60,000
Inventories	-	183,118	-	87,408	270,526
Current maturity of note receivable - Chairman and CEO	17,095	-	-	-	17,095
Prepayments and other current assets	25,295	416	-	2,678	28,389

Total current assets	139,217	199,465	32,040	102,684	473,406

Property and Equipment
Property and equipment	18,390	80,956	-	4,304	103,650
Accumulated depreciation	(8,027)	(56,354)	-	(1,057)	(65,438)

Property and equipment, net	10,363	24,602	-	3,247	38,212

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	5,000	-	381,018	386,018
Accumulated amortization	-	(1,063)	-	(29,181)	(30,244)

Patents and exclusive licenses, net	-	3,937	-	351,837	355,774

Acquired Technologies
Acquired technologies	-	-	-	-	-
Acquired technologies - PSI	-	2,095,000	-	-	2,095,000
Accumulated amortization	-	-	-	-	-
Accumulated amortization - PSI	-	(270,599)	-	-	(270,599)

Acquired technologies, net	-	1,824,401	-	-	1,824,401

Non-Compete Agreements
Non-compete Agreement - PSI	-	120,000	-	-	120,000
Accumulated amortization - PSI	-	(77,500)	-	-	(77,500)

Non-compete agreements, net	-	42,500	-	-	42,500

Trademarks
Trademarks	-	-	-	-	630,000
Trade Mark:TM - PL	-	420,000	-	-	-
Trade Mark:TM - PS	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	(232,500)
Accumulated amortization - PL	-	(147,500)	-	-	-
Accumulated amortization - PS	-	(85,000)	-	-	-

Trademarks, net	-	397,500	-	-	397,500

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(22,016)	-	-	-	(22,016)

Website development costs, net	793	-	-	-	793

Goodwill
Goodwill	-	-	-	-	2,916,603
Goodwill - NPC	-	-	1,200,000	-	-
Goodwill - PSI	-	1,716,603	-	-	-

Goodwill, net	-	1,716,603	1,200,000	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	179,933	-	-	-	179,933
Security deposits	-	1,760	-	-	1,760

Total other assets	179,933	1,760	-	-	181,693

Total assets	330,306	4,210,768	1,232,040	457,768	6,230,882

Wellness Center USA, Inc.

 Operations by Segments

	For the Six Months
	Ended
	March 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Management services - related party	-	-	184,210	-	184,210
Sales	565	-	-	35,714	36,279

Total revenue	565	-	184,210	35,714	220,489

Cost of goods sold	481	-	-	-	481

Gross margin	84	-	184,210	35,714	220,008

Operating expenses
Consulting fees	175,768	-	-	-	175,768
Professional fees	161,185	-	30,620	-	191,805
Rent expense - related party	12,180	-	-	-	12,180
Rent expense	-	12,840	10,600	12,700	36,140
Research and development	-	-	-	-	-
Salaries - officers	137,600	-	112,335	63,662	313,597
Salaries - others	-	-	46,878	-	46,878
Selling expenses	-	-	-	-	-
Depreciation and amortization	271,126	-	-	18,491	289,617
General and administrative expenses	38,435	12,276	13,672	27,429	91,812

Total operating expenses	739,326	25,116	214,105	122,282	1,157,797

Loss from continuing operations	(739,242)	(25,116)	(29,895)	(86,568)	(937,789)

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

Mr. Scot L. Johnson, the founder of PSI, led initial steps to develop and market the Psoria-Light device.  He served as PSI’s president through April 11, 2014, and thereafter provided technical and support consulting services pursuant to a Consulting Agreement dated as of April 11, 2014. He has substantial experience in promoting difficult-to-sell medical devices (i.e., medical devices that are expensive and that do not have an established billing code for reimbursement) in difficult-to-penetrate and non-traditional markets (i.e., military and space markets).  He also has extensive experience in medical device and LED-based optics design, manufacturing and sales.  In addition, on October 24, 2014, the Company entered into an Agency Agreement with The Medical Alliance, Inc., a Florida-based corporation (“TMA”), to work together in the further development, marketing, licensing and/or sale of PSI technology and products, resulting in the execution of a Joint Venture Agreement, effective as of January 12, 2015, with TMA for such purposes.

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

We rely upon PSI’s current executive management, Mr. Kandalepas, to operate PSI’s business. We have also relied upon PSI’s founder and past president, Mr. Scot Johnson, to provide technical and support consulting services. In addition, the Company entered into a Joint Venture Agreement, effective as of January 12, 2015, with The Medical Alliance, Inc., a Florida-based corporation, to work together in the further development, marketing, licensing and/or sale of PSI technology and products.

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

Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, we earned $117,180 in revenues, incurred $207 in cost of revenues, resulting $116,973 in gross margin. We expended $16,000; $137,570; $28,981; $175,189; $171,967 and $45,564; in consulting fees, professional fees, rent, personnel, depreciation and amortization and general and administrative expenses, respectively. We had loss from operations of $458,298 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, we earned $669 in revenues, incurred $532 in cost of revenues, resulting $137 in gross margin. We expended $23,195; $72,716; $13,079; $321,234; $240; $76,604; $3,308,925 and $54,887; in consulting fees, professional fees, rent, personnel, selling, depreciation and amortization, impairment of goodwill and general and administrative expenses, respectively. We had loss from operations of $3,870,743 for the three months ended March 31, 2014.

For the Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014

For the six months ended March 31, 2015, we earned $220,489 in revenues, incurred $481 in cost of revenues, resulting $220,008 in gross margin. We expended $175,768; $191,805; $48,320; $360,475; $289,617 and $91,812; in consulting fees, professional fees, rent, personnel, depreciation and amortization and general and administrative expenses, respectively. We had loss from operations of $937,789 for the three months ended March 31, 2015.

For the six months ended March 31, 2014, we earned $3,030 in revenues, incurred $2,238 in cost of revenues, resulting $792 in gross margin. We expended $87,195; $85,318; $25,503; $441; $430,517; $14,765; $151,391; $3,308,925 and $160,054; in consulting fees, professional fees, rent, research and development, personnel, selling, depreciation and amortization, impairment of goodwill and general and administrative expenses, respectively. We had loss from operations of $4,263,317 for the three months ended March 31, 2014.

Results of Operations by Segment

The Company maintained five (5) business segments through the end of the period covered by this Report:

 (i)

Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases;

(ii)

Practice Management Services: which it provided through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicago-land area; and

(iii)

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

(iv)

Nutritional Supplement Distribution: nutritional supplement business segment engages in the development of an internet online store business to market nutritional supplement solutions through the Company's website www.aminofactory.com;

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

 Operations by Segments

	For the Six Months
	Ended
	March 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Management services - related party	-	-	184,210	-	184,210
Sales	565	-	-	35,714	36,279

Total revenue	565	-	184,210	35,714	220,489

Cost of goods sold	481	-	-	-	481

Gross margin	84	-	184,210	35,714	220,008

Operating expenses
Consulting fees	175,768	-	-	-	175,768
Professional fees	161,185	-	30,620	-	191,805
Rent expense - related party	12,180	-	-	-	12,180
Rent expense	-	12,840	10,600	12,700	36,140
Research and development	-	-	-	-	-
Salaries - officers	137,600	-	112,335	63,662	313,597
Salaries - others	-	-	46,878	-	46,878
Selling expenses	-	-	-	-	-
Depreciation and amortization	271,126	-	-	18,491	289,617
General and administrative expenses	38,435	12,276	13,672	27,429	91,812

Total operating expenses	739,326	25,116	214,105	122,282	1,157,797

Loss from continuing operations	(739,242)	(25,116)	(29,895)	(86,568)	(937,789)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of March 31, 2015, our cash balance was $84,533. Management estimated that our current monthly burn rate is approximately $192,966. Cash on hand and monthly burn rate for the period include a one-time $100,000 payment made to JMJ Financial for the Convertible Note Termination. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended March 31, 2015 we raised $418,825 and $135,894 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 15, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended March 31, 2015.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

None.

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

WELLNESS CENTER USA, INC.

Date: May 22, 2015	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	May 22, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 22, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	May 22, 2015
Jay Joshi, M.D.