Form 10-Q/A
period 2015-03-31
Wellness Center USA, Inc.
filed 2015-06-01
CIK 1516887

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 26, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

__________________

* Previously filed with Form 10-Q for the period ended March 31, 2015 on May 26, 2015.

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

WELLNESS CENTER USA, INC.

Date: May 29, 2015	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	May 29, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	May 29, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	May 29, 2015
Jay Joshi, M.D.

5