Form 10-Q
period 2015-06-30
Wellness Center USA, Inc.
filed 2015-08-25
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      .  No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of June 30, 2015:  58,654,130 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

June 30, 2015

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 3	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Control and Procedures	75

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	76
Item 1A	Risk Factors	76
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures.	76
Item 5.	Other Information	76
Item 6.	Exhibits	76

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

June 30, 2015 and 2014

Index to the Consolidated Financial Statements

Contents

Page(s)

Wellness Center USA, Inc.
Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$126,030	$175,671
Accounts receivable, net	-	12,863
Inventories	315,103	269,990
Current maturity of note receivable - Chairman and CEO	26,673	127,233
Interest receivable on note receivable from Chairman and CEO	-	15,638
Prepayments and other current assets	43,091	2,470

Total current assets	510,897	603,865

Property and Equipment
Property and equipment	103,650	102,366
Accumulated depreciation	(67,728)	(57,702)
Property and equipment, net	35,922	44,664

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	395,152	384,803
Accumulated amortization	(39,290)	(12,156)
Patents and exclusive licenses, net	355,862	372,647

Acquired Technologies
Acquired technologies	2,095,000	2,095,000
Accumulated amortization	(296,786)	(218,225)
Acquired technologies, net	1,798,214	1,876,775

Non-Compete Agreements
Non-compete agreements	120,000	120,000
Accumulated amortization	(85,000)	(62,500)
Non-compete agreements, net	35,000	57,500

Trademarks
Trademarks	630,000	630,000
Accumulated amortization	(255,000)	(187,500)
Accumulated impairment	-	-
Trademarks, net	375,000	442,500

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(22,809)	(17,261)
Website development costs, net	-	5,548

Goodwill
Goodwill	2,916,603	2,916,603
Accumulated impairment	-	-
Goodwill, net	2,916,603	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	170,355	87,767
Security deposits	1,760	1,760

Total other assets	172,115	89,527

Total assets	$6,199,613	$6,409,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$211,174	$72,059
Accounts payable - related party	67,153	67,153
Accrued interest	-	26,667
Accrued payroll - officers	210,077	210,077
Accrued payroll liabilities	7,586	75,577
Accrued warranty	12,000	12,000
Credit cards payable	25,988	23,426
Deferred revenues	1,084	25,000
Advances from related parties	224,608	284,679
Customer deposits	3,128	3,128
Notes payable	59,000	24,000
Convertible notes payable - JMJ	-	204,166
Accrued expenses and other current liabilities	137,637	53,806

Total current liabilities	959,435	1,081,738

Total liabilities	959,435	1,081,738

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized; 62,267,462 and 45,236,794 shares issued and outstanding, respectively	62,267	45,237
Additional paid-in capital	14,252,351	13,518,987
Accumulated deficit	(9,016,877)	(8,236,333)

Total WCUI stockholders' equity	5,297,741	5,327,891

Non-controlling interest in Subsidiary	(57,563)	-

Total liabilities and stockholders' equity	$6,199,613	$6,409,629

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the	For the	For the	For the
	Nine Months	Three Months	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Client services	$28,916	$28,916	$-	$-
Management services - related party	276,098	91,888	70,000	70,000
Sales	40,093	3,814	3,606	576
Total revenue	345,107	124,618	73,606	70,576

Cost of goods sold	4,737	4,256	2,777	539

Gross margin	340,370	120,362	70,829	70,037

Operating expenses
Consulting fees	298,919	123,151	193,759	106,564
Professional fees	381,928	190,123	175,709	90,391
Rent expense - related party	17,118	4,938	19,021	6,358
Rent expense	57,310	21,170	25,560	12,720
Research and development	-	-	7,741	7,300
Salaries - officers	419,469	105,872	469,940	100,000
Salaries - others	67,662	20,784	111,737	51,160
Selling expenses	-	-	34,909	20,144
Depreciation and amortization	356,749	67,132	211,354	59,963
Impairment of intangible assets and goodwill	-	-	3,308,925	-
General and administrative expenses	204,877	113,065	234,347	74,293
Total operating expenses	1,804,032	646,235	4,793,002	528,893

Loss from continuing operations	(1,463,662)	(525,873)	(4,722,173)	(458,856)

Other (income) expense
Change in derivative liabilities	(569,740)	-	-	-
Gain on debt redemption	(53,531)	-	-	-
Interest income - related party	(2,284)	-	-	-
Other (income) expense, net	(625,555)	-	(5,737)	-

Loss from continuing operations before income tax provision	(838,107)	(525,873)	(4,716,436)	(458,856)

Income tax provision	-	-	-	-

Loss from continuing operations	(838,107)	(525,873)	(4,716,436)	(458,856)

Discontinued operations
(Loss) from operation of discontinued operations, net of tax	-	-	(242,302)	(38,144)

Gain (loss)from discontinued operations	-	-	(242,302)	(38,144)

Net loss
Net loss before non-controlling interest	(838,107)	(525,873)	-	-
Net loss attributable to non-controlling interest	(57,563)	(57,563)	-	-

Net loss attributable to WCUI stockholders	$(780,544)	$(468,310)	$(4,958,738)	$(458,856)

Net loss per common share - basic and diluted	$(0.01)	$0.00	$(0.10)	$(0.01)

Continuing operations	$(0.01)	$(0.01)	$(0.10)	$(0.01)
Discontinued operations	$0.00	$0.00	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	52,234,278	58,419,583	47,761,292	50,786,682

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

Statement of Stockholders' Equity

For the reporting period ended June 30, 2015

(Unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total WCUI Stockholder's Equity	Non-controlling interest	Total Stockholders' Equity
Balance, September 30, 2014	45,236,794	$45,237	$(8,236,333)	$(8,236,333)	$5,327,891	$-	$5,327,891

Common shares issued per consulting agreement valued at $0.13 per share on October 10, 2014	893,333	893	115,240	-	116,133	-	116,133

Common shares issued per consulting agreement valued at $0.10 per share on October 27, 2014 and November 19, 2014	335,000	335	33,165	-	33,500	-	33,500

Issuance of common shares for note conversion at the prices ranging $0.041 to 0.071 per share during the quarter ending 12/31/2014	1,550,000	1,550	89,022	-	90,572	-	90,572

Issuance of options for director services for the quarter ended December 31, 2014	-	-	50,916	-	50,916	-	50,916

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	41,523	-	41,523	-	41,523

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(439,034)	-	(439,034)	-	(439,034)

Issuance of common shares for note conversion at $0.041 per share on January 14, 2015	103,098	103	4,147	-	4,250	-	4,250

Conversion of accrued interest to the common shares at $0.041 per share on January 14, 2015	646,902	647	26,020	-	26,667	-	26,667
					-
Issuance of common shares for loan conversion at $0.07 per share in February 2015	1,418,572	1,419	98,581	-	100,000	-	100,000
					-
Issuance of common shares and warrants for cash at $0.07 per share during quarter ending March 31, 2015	6,152,145	6,152	424,498	-	430,650	-	430,650

Finder fees paid in connection with the private placements during quarter ending March 31, 2015	-	-	(11,825)	-	(11,825)	-	(11,825)

Issuance of options for director services for the quarter ended March 31, 2015	-	-	15,566	-	15,566	-	15,566

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	13,698	-	13,698	-	13,698

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(177,930)	-	(177,930)	-	(177,930)

Issuance of options for director services on May 15, 2015	-	-	7,050	-	7,050	-	7,050

Issuance of warrants for consulting services on April 18, 2015	-	-	23,600	-	23,600	-	23,600

Issuance of common shares for loan conversion at $0.07 per share on April 9, 2015	214,286	214	14,786	-	15,000	-	15,000

Issuance of common shares and warrants for cash at $0.15 per share during quarter ending June 30, 2015	1,603,999	1,604	238,996	-	240,600	-	240,600

Issuance of common shares and warrants for cash at $0.075 per share during quarter ending June 30, 2015	1,713,333	1,713	126,787	-	128,500	-	128,500

Exercise of Warrant with the exercise price of $0.01 per share during the quarter ending June 30, 2015	2,400,000	2,400	21,600	-	24,000	-	24,000

Issuance of options for director services for the quarter ended June 30, 2015	-	-	16,958	-	16,958	-	16,958

Net loss	-	-	-	(780,544)	(780,544)	(57,563)	(838,107)

Balance, June 30, 2015	62,267,462	$62,267	$14,252,351	$(9,016,877)	$5,297,741	$(57,563)	$5,240,178

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(838,107)	$(4,958,738)
Adjustments to reconcile net loss to net cash used in operating activities
Gain (loss) on redemption of debts	(53,531)	-
Common shares issued for compensation and services	149,633	56,000
Warrants and options issued for compensation and services	114,090	194,940
Amortization of convertible note discount	152,185	-
Amortization of original interest discount	-	1,388
Depreciation expense	10,026	21,472
Amortization expense	201,244	215,282
Change in fair value of derivative liability	(569,740)	-
Impairment of intangible assets and goodwill	-	3,308,925
Changes in operating assets and liabilities:
Accounts receivable	12,863	(11,496)
Inventories	(45,113)	(47,528)
Prepayments and other current assets	(40,621)	16,178
Accounts payable	139,114	118,536
Accrued interest - related party	-	1,662
Accrued salary - officers	-	75,000
Credit cards payable	2,562	(16,679)
Deferred revenue	(23,916)	-
Deferred rent	-	(8,523)
Customer deposits	-	7,455
Accrued expenses and other current liabilities	15,839	59,761
Net cash used in operating activities	(773,472)	(966,365)

Cash flows from investing activities:
Purchases of property and equipment	(1,284)	-
Patent application cost	(10,349)	-
Net cash provided by (used in) investing activities	(11,633)	2,969

Cash flows from financing activities:
Decrease in note receivable from Chairman and CEO	-	27,000
Repayment of note receivable - Chairman and CEO	33,610	-
Advances from (repayments to) related parties	(60,071)	8,832
Loan payable - others	-	7,000
Proceeds from notes payable - JMJ	-	200,000
Proceeds from loan payable - other	150,000	-
Repayments of convertible notes payable	(200,000)	-
Repayments of long-term notes payable - officers	-	(4,289)
Proceeds from sale of common stock and warrants net of issuance cost	787,925	282,400
Proceeds from exercise of warrants	24,000	-
Net cash provided by (used in) financing activities	735,464	520,943

Net change in cash	(49,641)	(442,453)
Cash at beginning of the reporting period	175,671	499,246

Cash at end of the reporting period	$126,030	$56,793

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Issuance of common stock for acquisition of Stealth Mark	$-	$327,105
Issuance of common stock for acquisition of National Pain Center	$-	$1,200,000
Issuance of common stock for convertible notes conversion	$236,489	$-
Reclassification of derivative liabilities to equity	$(561,742)	$-
Issuance of common stock for accrued interest	$-	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

June 30, 2015 and 2014

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

Suspension of the Operations of CNS Wellness Florida, LLC

The Company was forced to suspend the operations of CNS Wellness Florida, LLC as of January 24, 2014. As a result, the Company was forced to impair the remaining balances of all intangible assets and goodwill associated with the acquisition of CNS.

Discontinuance of CNS Wellness Florida, LLC

On September 30, 2014 the Company sold CNS Wellness Florida, LLC to the former members of CNS Wellness in exchange for the return of the previously issued 7.3 million shares of WCUI’s common stock.

The consolidated financial statements for the reporting period ended September 30, 2014 and 2013 have been presented to give retroactive effect to the discontinuance of the operations of CNS Wellness Florida, LLC.

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

StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services from facilities located in Centerville, Minnesota upon entry into an Asset Purchase Agreement (“Purchase Agreement”) and consummation of the acquisition of certain assets of SMI and settlement of certain debt on April 4, 2014.

Formation of Psoria Development Company, LLC

On January 15, 2015, the Company entered into a joint venture agreement with The Medical Alliance Inc ("TMA"). The Company owns a 50% of interest in the newly formed entity Psoria Development Company, LLC (“PDC”).

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

National Pain Centers, Inc. (“NPC”)	The State of Nevada	January 24, 2014 (February 28, 2014)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015	50%

The consolidated financial statements include all accounts of the Company, PSI, NPC, StealthCo and PDC as of reporting periods end date and for the reporting periods then ended from their respective dates of acquisition and disposition.

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

The Company’s convertible notes payable and loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and September 30, 2014.

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

There was no allowance for doubtful accounts at June 30, 2015 or September 30, 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2015 or September 30, 2014.

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

There was no inventory obsolescence for the reporting period ended June 30, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended June 30, 2015 or 2014.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity.   Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended June 30, 2015	For the Reporting Period Ended June 30, 2014

Convertible Notes Payable Shares and Related Warrant Shares

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

Sub-total: convertible notes payable shares and related warrant shares	453,334	453,334

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance. The Options was exercised on June 30, 2015.	-	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	1,800,000

Stock options issued on July 1, 2014 to the officer of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance	262,500	-

Stock options issued on December 31, 2014 to the two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance	262,500	-
Stock options issued on March 31, 2015 to the two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance	262,500	-

Stock option issued on May 15, 2015 to the director of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance	150,000	-
Stock options issued on June 30 , 2015 to the two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance	262,500	-

Sub-total: Stock option shares	4,910,000	5,060,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance.	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	84,334	2,434,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,666

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	793,333

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	228,572

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	150,000

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	131,266

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	57,222

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	-

Warrants issued on February 26, 2015 to the investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	15,211,234	-

Warrants issued on April 9, 2015 to an investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	428,572	-

Warrants issued on April 18, 2015 to the consultant with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	500,000	-

Warrants issued in April 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	3,241,332	-

Warrants issued in June 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,713,333	-

Sub-total: Warrant shares	34,849,357	15,756,686

Total contingent shares issuance arrangement, stock options or warrants	40,212,691	21,270,020

There were approximate 3,235,071 and 9,150,384 incremental common shares under the treasury stock method for the reporting period ended June 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in PDC, its 50% owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s 50%-owned subsidiary, PDC.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of Consideration and Allocation of Purchase Price

In consideration for the purchased assets and settlement of certain debt, the Company issued to the stockholders and debt holders of SMI (i) 375,820 and 105,093 shares, or 480,913 shares in aggregate of $0.001 par value common stock (“WCUI Shares”) and (ii) warrants (“Warrants”) to acquire 90,505 and 40,761 WCUI Shares, or 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance, respectively.  Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company determined that the fair value of the equity instruments issued is more reliably measurable and valued (i) 480,913 common shares issued at $0.665 per share, the weekly average stock price proceeding the acquisition date (the measurement date), or $319,907; and (ii) the Warrants to acquire 131,266 WCUI shares in aggregate with an exercise price of $0.665 per share expiring five years from the date of issuance at $0.3282 per warrant share or $43,082 on the date of grant (the measurement date) using the Black-Scholes option-pricing model.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$2,969	$-	$2,969

Inventories	87,122	-	87,122

Prepayments and other current assets	32,497	(30,663)	1,834

Property and equipment	3,020	-	3,020

Patents	379,803	-	379,803

Gain from bargain purchase	-	(111,859)	(111,859)

Total	505,411	(142,522)	362,889

Non-controlling interest	(-)	-	(-)

Purchase price	$505,411	$(142,522)	$362,889

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2015		September 30, 2014

Purchased parts for assembly - PSI	$125,987		$125,987

Purchased parts for assembly - PDC	87,301		-

Finished goods - PSI	57,131	*	57,131	*

Finished goods - StealthCo	85,570		86,872

	$315,103		$269,990

*

PSI's purchased parts from vendors and assembled them to finished goods.  Due to the short duration time for the assembly, PSI did not capitalize the assembly time to finished good and there was no material work-in-process inventory at June 30, 2015 or September 30, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended June 30, 2015 or 2014.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014

Auto	3	$15,000	$15,000

Computer equipment	5	6,810	5,526

Furniture and fixture	7	24,966	24,966

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	18,889

Software	3	22,815	22,815

		103,650	102,366

Less accumulated depreciation		(67,728)	(57,702)

		$35,922	$44,664

Impairment Testing and Depreciation Expense

(i)

Impairment Testing

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2014.

(ii)

Depreciation Expense

Depreciation expense was $10,026 and $21,472 for the reporting period ended June 30, 2015 and 2014, respectively.

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

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of exclusive licenses and determined that there was no impairment at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $190 and $187 for the reporting period ended June 30, 2015 and 2014.

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

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of StealthCo's patents and determined that there was no impairment at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $26,945 for the reporting period ended June 30, 2015.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(1,127)	(938)

Accumulated impairment			-

		3,873	4,062
Stealth Co

Patents	15	$390,152	$379,803

Accumulated amortization		(38,163)	(11,218)

Accumulated impairment		-	-

		351,989	368,585
Total

Patents and exclusive license		395,152	384,803

Accumulated amortization		(39,290)	(12,156)

Accumulated impairment		-	-

		$355,862	$372,647

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014
PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(296,786)	(218,225)

Accumulated impairment		(-)	(-)

		1,798,214	1,876,775
Total

Acquired technologies		2,095,000	2,420,000

Accumulated amortization		(296,786)	(218,225)

Accumulated impairment		(-)	(-)

		$1,798,214	$1,876,775

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of acquired technologies and determined that there was no impairment at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $78,561 each for the reporting period ended June 30, 2015 and 2014, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014
PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(85,000)	(62,500)

Accumulated impairment		(-)	(-)

		35,000	57,500
Total

Non-Compete agreements		120,000	120,000

Accumulated amortization		(85,000)	(62,500)

Accumulated impairment		(-)	(-)

		$35,000	$57,500

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of non-compete agreements and determined that there was no impairment at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $22,500 each for the reporting period ended June 30, 2015 and 2014, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014
PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(162,500)	(117,500)

Accumulated impairment		(-)	(-)

		257,500	302,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(92,500)	(70,000)

Accumulated impairment		(-)	(-)

		117,500	140,000
Total

Trademarks		630,000	630,000

Accumulated amortization		(255,000)	(187,500)

Accumulated impairment		(-)	(-)

		$375,000	$442,500

Impairment Testing and Amortization Expense

(i)

 Impairment Testing

The Company completed the annual impairment testing of trademarks and determined that there was total $440,880 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $67,500 each for the reporting period ended June 30, 2015 and 2014, respectively.

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014

Website development costs	3	$22,809	$22,809

Less accumulated amortization		(22,809)	(17,261)

		$-	$5,548

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2014.

(ii)

Amortization Expense

Amortization expense was $5,548 and $4,451 for the reporting period ended June 30, 2015 and 2014, respectively.

Note 9 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	June 30, 2015	September 30, 2014
Acquisition of NPC

Goodwill	$1,200,000	$1,200,000

Accumulated impairment	(-)	(-)

	1,200,000	1,200,000
Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(-)	(-)

	1,716,603	1,716,603
Total

Acquired technologies	2,916,603	5,784,648

Accumulated impairment	(-)	(2,868,045)

	$2,916,603	$2,916,603

Impairment Testing

The Company completed the impairment testing of goodwill and determined that there was an impairment of $2,868,045 to the goodwill at September 30, 2014.

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

On April 16, 2014 the Company issued a note in the principal amount of $166,667 with a 10% Original Issuance Discount ("OID") to the Lender for the receipt of $150,000 of Consideration upon closing of this Note.

On June 23, 2014 the Company issued a note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") to the Lender for the receipt of $50,000 of Consideration upon closing of this Note.

Zero Percent Interest for the First Three Months

The Company may repay each payment of consideration on or before 90 days from the payment date with zero percent interest and a one-time interest charge of 12% shall be applied to principal sum after 90 days from the effective date.

A one-time interest charge of $20,000 and $6,667, respectively, was charged to the Company by the Lender after 90 days from the effective dates of the convertible notes which was booked as interest expense in the consolidated statements of operations.

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

Conversion

During the period from October 16 to January 5, 2015, the note holder converted $90,572 of the principal to 1,550,000 shares of the Company's common stock ranging from $0.041 to $0.071 per share.

On January 14, 2015, the note holder converted $4,250 of the principal and the accrued interest of $26,667 to 750,000 shares of the Company's common stock at $0.041 per share.

Termination

On March 19, 2015, the Company entered into a Note Termination Agreement terminating the Promissory Note with the remaining principal balance of $127,401 with the Lender. Pursuant to the Note Termination Agreement executed, the Lender agreed to permit full repayment of the Note in the sum of $200,000 payable in two installments of $100,000 each on March 20, 2015, and on April 24, 2015, respectively. In exchange for the agreed upon premium to be paid by the Company, the Lender no longer has the right to convert any portion of the remaining loan balance into the Company's shares, unless the Company defaults on its repayment terms. On March 19, 2015 the Company completed the first payment to Lender in the amount of $100,000. On April 20, 2015, the Company has completed all payments under the Note Termination Agreement terminating the $350,000 Note with the Lender dated April 16, 2014. Upon extinguishment of the Note and derivative liabilities with the Note conversion feature, $53,531 was recorded as gain on extinguishment of debt.  See Note 11 for derivative analysis on the convertible notes.

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

On March 19, 2015, the Company entered into a Note Termination Agreement terminating the $350,000 Promissory Note with the Lender. Pursuant to the Note Termination Agreement executed on March 18, 2015, the Lender has agreed to permit full repayment of the Note in the sum of $200,000 payable in two installments of $100,000 each on March 20, 2015, and on April 24, 2015, respectively. In exchange for the agreed upon premium to be paid by the Company, the Lender no longer has the right to convert any portion of the remaining loan balance into the Company's shares, unless the Company defaults on its repayment terms. On March 19, 2015 the Company completed the first payment to Lender in the amount of $100,000. On April 20, 2015, the Company has completed all payments under the Note Termination Agreement terminating the $127,401 remaining Note balance with the Lender dated April 16, 2014.

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

1 year

As of June 30, 2015, the estimated fair value of derivative liabilities on convertible notes of JMJ was $0 as the result of debt extinguishment.

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

As of June 30, 2015, there was no derivative liability associated with the warrants.

The table below provides a summary of the fair value of convertible notes and the tainted derivative warrant liability and the changes in the fair value of derivative liabilities including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)		Total

Balance, September 30, 2014		$-		$-

Purchases, issuances and settlements		(569,740)		(569,740)

Transfers in and/or out of Level 3		-		-

Total gains or losses (realized/unrealized) included in:

Net income (loss)		569,740		569,740

Other comprehensive income (loss)		-		-

Balance, June 30, 2015	$	(-)	$	(-)

Note 12 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Andrew J. Kandalepas	Chairman, CEO and significant stockholder	Note receivable - Officer	Working capital

Entity controlled by significant stockholder

CADserv Corporation	An entity owned and controlled by significant stockholder	Operating lease	Office space

National Pain Centers, LLC	An entity owned and controlled by Dr. Jay Joshi, MD, Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Management services provided to NPC, LLC	Management of medical practices.

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

Note Receivable – Chairman, President and CEO

	June 30, 2015	September 30, 2014

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

	$250,000	$250,000

Repayments from inception to date	(52,972)	(35,000)

Remaining balance	197,028	215,000

Current maturity of note receivable - Chairman, President and CEO	(26,673)	(127,233)

Note receivable - Chairman, President and CEO, net of current maturity	$170,355	$87,767

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30, 2015

2015 (remainder of the year)	6,553
2016	19,659
$26,212

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015(remainder of the year)	6,450
2016	19,350
$25,800

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable Sub-lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2015 ( remainder of the year)	4,800
2016	4,800
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

In April, 2015 , the Company raised $240,600 from the issuance of (i) 1,603,999 common shares of the Company; (ii) warrants to purchase 3,241,332 common shares with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.15 per unit or a net proceeds of $240,600; $146,766 ($0.09 per common share) and $93,834 ($0.03 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On May 11, 2015, warrants to purchase 800,000 shares with an exercise price of $0.01 per share were exercised by a shareholder for $8,000 in cash.

In June, 2015 , the Company raised $128,500 from the issuance of (i) 1,713,333 common shares of the Company; (ii) warrants to purchase 1,713,333 common shares with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.075 per unit or a net proceeds of $128,500; $111,153($0.06 per common share) and $17,347 ($0.01 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On June 30, 2015, options to purchase 1,600,000 shares with an exercise price of $0.01 per share were exercised by an officer for $16,000 in cash.

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

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per value, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees. No shares issued for consulting fees during the reporting period ending June 30, 2015.

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

May, 2015 Issuance

On May 15, 2015, the Company issued an option to purchase 150,000 shares of its common stock to an officer of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.

May 15, 2015
Expected life (year)	5

Expected volatility (*)	51.33%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.46%

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

The estimated fair value of the stock options was $7,050 on the date of grant, which are recorded as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,000,000	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	5,260,000	$0.01 - 2.00	$0.54	$1,404,598	$-

Granted	1,250,000	0.11-0.25	0.15	90,490	-

Canceled	-	-	-	-	-

Exercised	(1,600,000)	0.01	-	-	-

Expired	-	-	-	-	-

Vested and exercisable, June 30, 2015	4,910,000	$0.01 - 2.00	$0.50	$1,495,088	$-

Unvested, June 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01	200,000	.	0.62	0.01	200,000	0.62	0.01

$0.44	50,000		1.95	0.44	50,000	1.95	0.44

$1.00	750,000		5.69	1.00	750,000	5.69	1.00

$2.00	650,000		6.90	2.00	650,000	6.90	2.00

$0.75	10,000		3.44	0.75	10,000	3.44	0.75

$0.40	1,800,000		3.92	0.40	1,800,000	3.92	0.40

$0.40	250,000		4.25	0.40	250,000	4.25	0.40

$0.13	262,500		4.50	0.13	262,500	4.50	0.13

$0.11	262,500		4.50	0.13	262,500	4.50	0.11

$0.19	262,500		4.75	0.13	262,500	4.75	0.19

$0.25	150,000		4.87	0.13	150,000	4.87	0.25

$0.14	262,500		5.00	0.13	262,500	5.00	0.14

$0.01 - 2.00	4,910,000		4.44	$0.63	4,910,000	4.44	$0.63

As of June 30, 2015, there were 2,590,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

April 2015 Issuances

In April and June 2015, the Company issued warrants to purchase 4,954,665 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	April 13, 2015	June 19, 2015
Expected life (year)	5	5

Expected volatility (*)	51.74%	51.24%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.38%	1.59%

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

The estimated fair value of the warrants was $0.03 and $0.01 per warrant share or $93,834 and $17,347, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2014	14,554,686	$0.01-2.31	$0.46	$1,469,871	$-

Granted	21,091,671	0.15-0.25	0.15-0.25	351,563	-

Canceled	-	-	-	-	-

Exercised	(800,000)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2015	34,849,357	$0.01 - 2.31	$0.30	$1,821,434	$-

Earned and exercisable, June 30, 2015	34,849,357	$0.01 - 2.31	$0.30	$1,821,434	$-

Unvested, June 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	34,849,357	3.86	$0.30	34,849,357	3.86	$0.30

Note 15 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	June 30, 2015
	Corporate	Mgmt of Medical Devices	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	76,050	11,959	510	32,909	4,602	126,030
Accounts receivable	-	-	-	-	-	-
Inventories	-	46,415	183,118	-	87,301	316,834
Current maturity of note receivable - Chairman and CEO	26,673	-	-	-	-	26,673
Prepayments and other current assets	40,800	-	416	-	1,875	43,091
Total current assets	143,523	58,374	184,044	32,909	93,778	512,628

Property and Equipment
Property and equipment	18,390	-	80,956	-	4,304	103,650
Accumulated depreciation	(8,933)	-	(57,474)	-	(1,321)	(67,728)
Property and equipment, net	9,457	-	23,482	-	2,983	35,922

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	-	5,000	-	390,152	395,152
Accumulated amortization	-	-	(1,127)	-	(38,163)	(39,290)
Patents and exclusive licenses, net	-	-	3,873	-	351,989	355,862

Acquired Technologies
Acquired technologies	-	-	-	-	-	-
Acquired technologies - PSI	-	-	2,095,000	-	-	2,095,000
Accumulated amortization	-	-	-	-	-	-
Accumulated amortization - PSI	-	-	(296,786)	-	-	(296,786)
Acquired technologies, net	-	-	1,798,214	-	-	1,798,214

Non-Compete Agreements
Non-compete Agreement - PSI	-	-	120,000	-	-	120,000
Accumulated amortization - PSI	-	-	(85,000)	-	-	(85,000)
Non-compete agreements, net	-	-	35,000	-	-	35,000

Trademarks
Trademarks	-	-	-	-	-	630,000
Trade Mark:TM - PL	-	-	420,000	-	-	-
Trade Mark:TM - PS	-	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	-	(255,000)
Accumulated amortization - PL	-	-	(162,500)	-	-	-
Accumulated amortization - PS	-	-	(92,500)	-	-	-
Trademarks, net	-	-	375,000	-	-	375,000

Website Development Costs
Website development costs	22,809	-	-	-	-	22,809
Accumulated amortization	(22,809)	-	-	-	-	(22,809)
Website development costs, net	-	-	-	-	-	-

Goodwill
Goodwill	-	-	-	-	-	2,916,603
Goodwill - NPC	-	-	-	1,200,000	-	-
Goodwill - PSI	-	-	1,716,603	-	-	-
Goodwill, net	-	-	1,716,603	1,200,000	-	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	170,355	-	-	-	-	170,355
Security deposits	-	-	1,760	-	-	1,760
Total other assets	170,355	-	1,760	-	-	172,115

Total assets	323,335	58,374	4,137,976	1,232,909	448,750	6,201,344

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months
	Ended
	June 30, 2015
	Corporate	Mgmt of Medical Devices	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Revenue
Client services	-	-	-	-	28,916	28,916
Management services - related party	-	-	-	276,098	-	276,098
Sales	708	-	-	-	39,385	40,093

Total revenue	708	-	-	276,098	68,301	345,107

Cost of goods sold	619	-	-	-	4,118	4,737

Gross margin	89	-	-	276,098	64,183	340,370

Operating expenses
Consulting fees	244,811	54,108	-	-	-	298,919
Professional fees	287,856	6,386	42,167	45,519	-	381,928
Rent expense - related party	17,118	-	-	-	-	17,118
Rent expense	-	-	19,260	18,900	19,150	57,310
Research and development	-	-	-	-	-	-
Salaries - officers	180,100	-	-	148,332	91,037	419,469
Salaries - others	-	-	-	67,662	-	67,662
Selling expenses	-	-	-	-	-	-
Depreciation and amortization	329,012	-	-	-	27,737	356,749
General and administrative expenses	61,157	54,632	27,101	19,714	42,273	204,877

Total operating expenses	1,120,054	115,126	88,528	300,127	180,197	1,804,032

Loss from continuing operations	(1,119,965)	(115,126)	(88,528)	(24,029)	(116,014)	(1,463,662)

Note 17 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

During the period from July 1 to August 18 , the Company raised $72,500 from the issuance of (i) 966,666 common shares of the Company; (ii) warrants to purchase 966,666 common shares with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.075 per unit or a net proceeds of $72,500.

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

Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2015, we earned $124,618 in revenues, incurred $4,256 in cost of revenues, resulting $120,362 in gross margin. We expended $123,151; $190,123; $26,108; $0; $126,656; $0; and $180,197; in consulting fees, professional fees, rent, research and development, personnel, selling, and general and administrative expenses, respectively. We had loss from operations of $525,873 for the three months ended June 30, 2015.

For the three months ended June 30, 2014, we earned $70,576 in revenues, incurred $539 in cost of revenues, resulting $70,037 in gross margin. We expended $106,564; $90,391; $19,078; $7,300; $151,160; $20,144; and $134,256; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $458,856 for the three months ended June 30, 2014.

For the Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

For the nine months ended June 30, 2015, we earned $345,107 in revenues, incurred $4,737 in cost of revenues, resulting $340,370 in gross margin. We expended $298,919; $381,928; $74,428 $0; $487,131; $0; and $561,626; in consulting fees, professional fees, rent, research and development, personnel, selling, and general and administrative expenses, respectively. We had loss from operations of $1,463,662 for the nine months ended June 30, 2015.

For the nine months ended June 30, 2014, we earned $73,606 in revenues, incurred $2,777 in cost of revenues, resulting $70,829 in gross margin. We expended $193,759; $175,709; $44,581; $7,741; $581,677; $34,909; and $445,701; in consulting fees, professional fees, rent, research and development, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $1,413,248 for the nine months ended June 30, 2014.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months
	Ended
	June 30, 2015
	Corporate	Mgmt of Medical Devices	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Revenue
Client services	-	-	-	-	28,916	28,916
Management services - related party	-	-	-	276,098	-	276,098
Sales	708	-	-	-	39,385	40,093

Total revenue	708	-	-	276,098	68,301	345,107

Cost of goods sold	619	-	-	-	4,118	4,737

Gross margin	89	-	-	276,098	64,183	340,370

Operating expenses
Consulting fees	244,811	54,108	-	-	-	298,919
Professional fees	287,856	6,386	42,167	45,519	-	381,928
Rent expense - related party	17,118	-	-	-	-	17,118
Rent expense	-	-	19,260	18,900	19,150	57,310
Research and development	-	-	-	-	-	-
Salaries - officers	180,100	-	-	148,332	91,037	419,469
Salaries - others	-	-	-	67,662	-	67,662
Selling expenses	-	-	-	-	-	-
Depreciation and amortization	329,012	-	-	-	27,737	356,749
General and administrative expenses	61,157	54,632	27,101	19,714	42,273	204,877

Total operating expenses	1,120,054	115,126	88,528	300,127	180,197	1,804,032

Loss from continuing operations	(1,119,965)	(115,126)	(88,528)	(24,029)	(116,014)	(1,463,662)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of June 30, 2015, our cash balance was $126,030. Management estimated that our current monthly burn rate is approximately $157,766. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended June 30, 2015, we raised $150,000 and $811,925 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 15, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended June 30, 2015.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WELLNESS CENTER USA, INC.

Date: August 25, 2015	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	August 25, 2015
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	August 25, 2015
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	August 25, 2015
Jay Joshi, M.D.