Form 10-K
period 2015-09-30
Wellness Center USA, Inc.
filed 2016-01-29
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X. No      .

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

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter ended December 31, 2015: $7,527,288.

As of September 30, 2015, the registrant had 64,539,684 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: See Item 15.

PART I

ITEM 1.

BUSINESS

Background.

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. Following that date, we were engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and expanded into additional businesses within the healthcare and medical sectors through four acquisitions: CNS-Wellness LLC (“CNS”), Psoria-Shield Inc. (“PSI”), National Pain Centers. Inc. (“NPC”) and certain assets of SMI Holdings, Inc., d/b/a Stealth Mark, Inc.

CNS

CNS was organized in the State of Florida on May 26, 2009 to provide alternative, scientific approaches to mental health and awareness. It was acquired by the Company through a share exchange on August 2, 2012 and was operated as a wholly-owned subsidiary of the Company. On September 30, 2014, the Company disposed of all of its issued and outstanding membership interests in CNS. The disposition was part of a settlement of proceedings filed by the Company against management and an entity affiliated with management. The disposition of interests was in consideration of management’s return of 7,300,000 shares of common stock in the Company issued to management in connection with the Company’s acquisition of CNS in 2012, which shares were returned to the Company’s treasury and then cancelled as part of the settlement. Each party to the proceedings released each of the others, and any and all claims that might be asserted against any of them, and the proceedings were dismissed with prejudice by the court.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is a wholly-owned subsidiary of the Company and operated by Psoria Development Company LLC, an Illinois limited liability company (“PDC”), a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”). PDC is managed by our CEO, Andrew J. Kandalepas and TMA’s principals John Yorke and Chris Waugh, with three (3) full-time employees and several independent contractors. We believe that PSI’s operations and services provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to Ultra Violet (UV) phototherapy treatment of skin diseases.

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

PSI began Psoria-Light Beta deployment in January 2012. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, as evidenced by more than 10,000 treatments completed on more than 1,000 clients, domestically and Mexico, since 2012. In order for the Company to continue PSI operations it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

On October 24, 2014, the Company entered into an Agency Agreement with TMA, to assist in the further development, marketing, licensing and/or sale of PSI technology and products. On January 12, 2015, the Company formed PDC with TMA to jointly pursue these ends. TMA, Mr. Yorke and Mr. Waugh bring over 75 years of combined experience in delivering integrated consulting services in the medical device, supply and information technologies arenas.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Minnesota-based provider of Stealth Mark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company with our full-time CEO, Ricky Howard, and four (4) consultants. SCI provides customers premiere authentication technology for the protection of brands and products from illicit counterfeiting and diversion activities. SCI enables the Company to offer a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

SCI is managed by its CEO, Ricky Howard. Mr. Howard has over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The processing, formulation, manufacturing, packaging, labeling, advertising, distribution, licensing and/or sale of our products and services may be subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products and services are offered or are sold. Government regulations may prevent or delay the introduction or require design modifications of our products. Regulatory authorities may not accept the evidence of safety we present for existing or new products or services that we wish to market, or they may determine that a particular product or service presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall products or terminate marketing of services that present such risks. Authorities may also determine that certain advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is unacceptable an unauthorized version of a food or dietary supplement “health claim.” Failure to comply with any regulatory requirements could prevent us from marketing particular existing or new products or services, or subject us to administrative, civil or criminal penalties.

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

Psoria-Light treatments appear to have been beneficial to clients, without demonstrable harmful side effects or safety issues, as evidenced by approximately 10,000 treatments performed on more than 1,000 clients since Psoria-Light patient testing started in January 2012, domestically and in Mexico. However, there can be no assurance that the experience to date is indicative of results that might be expected from an expanded sample or base. Consequently, there can be no assurance that Psoria-Light treatments will ever achieve and maintain market acceptance among healthcare providers and clients. Any failure to satisfy healthcare provider or client demands or to achieve meaningful market acceptance will seriously harm our business and our ability to generate revenues and may prevent us from ever becoming profitable.

WE RELY UPON PSI, NPC AND SCI PERSONNEL TO OPERATE THEIR RESPECTIVE BUSINESSES AND THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We rely upon the current executive management of PSI, NPC and SCI to operate their respective business operations. Although we have executed employment agreements with certain key management personnel, we cannot guarantee that any such personnel will remain affiliated with us.

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

PSI, NPC AND SCI HAVE LIMITED EXPERIENCE IN MARKETING THEIR RESPECTIVE PRODUCTS AND SERVICES.

PSI, NPC and SCI each has undertaken initial, limited marketing efforts for their respective products and services. Their sales and marketing personnel will compete against the experienced and well-funded sales organizations of competitors. Their revenues and ability to achieve profitability will depend largely on the effectiveness of their respective sales and marketing personnel. Each will face significant challenges and risks related to marketing its services, including, but not limited to, the following:

•

the ability to obtain access to or persuade adequate numbers of healthcare providers or clients to purchase and use their respective products and services;

•

the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

•

the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

•

assuring compliance with applicable government regulatory requirements.

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

WE MAY BECOME INVOLVED IN FUTURE LITIGATION OR CLAIMS THAT MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Healthcare providers and clients that use our subsidiaries’ products or services may bring product liability or other claims against us. To limit such exposure, each subsidiary plans to develop a comprehensive training and education program for persons using their respective products and services. There can be no assurance that such training and education programs will help avoid complications resulting from any provision of products or services. In addition, although they may provide such training and education, they may not be able to ensure proper provision of products or services in each instance and may be unsuccessful at avoiding significant liability exposure as a result. While we may currently maintain and plan to continue to maintain liability insurance in amounts we consider sufficient, such insurance may prove insufficient to provide coverage against any or all asserted claims. In addition, experience ratings and general market conditions may change at any time so as to render us unable to obtain or maintain insurance on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

•

the diversion of management’s time and attention from our business and operations;

•

the expenditure of large amounts of cash on legal fees, expenses and payment of settlements or damages;

•

decreased demand for our products and services; and

•

negative publicity and injury to our reputation.

Each and every one of the foregoing consequences of claims and litigation could have a material adverse effect on us, our subsidiaries, and our business operations and financial condition.

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

•

operate our business, including the production, sale and use of the Psoria-Light, SCI encryption products, and any other products, without infringing upon the proprietary rights of others;

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

Stealth Mark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired Stealth Mark intellectual property is maintained through, among other things, six patents issued between November 18, 2003 and July 17, 2012 as US 6,647,649; 7,720,254; 7,831,042; 7,885,428; 8,033,450 and 8,223,964, and two pending European Applications.

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

The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies, both to protect proprietary rights and for competitive reasons, even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area.

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

OUR ABILITY TO MARKET PRODUCTS IN FOREIGN COUNTRIES MAY BE IMPAIRED BY THE ACTIVITIES AND INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We may elect to market and sell products in select international markets. Except for certain pending Stealth Mark European Applications, neither the Company nor any of our officers or directors has filed (nor does the Company or any of our officers or directors currently have an intention to file) for any international patent protection for any of our products or any of the technology associated with our products. However, to successfully enter into these international markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights (if any) against third parties that we believe may be infringing on our rights. The laws of some foreign countries do not protect intellectual property, including patents, to as great an extent as do the laws of the United States. Policing unauthorized use of our intellectual property is difficult, and there is a risk that despite the expenditure of significant financial resources and the diversion of management attention, any measures that we take to protect our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our products, thus likely reducing our potential sales in these countries. Furthermore, our future patent rights (if any) may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.

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

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, AND WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. The Company currently has three directors with only one of whom is independent; accordingly, we cannot establish board committees with independent members to oversee certain functions such as compensation or audit issues for internal control and reporting purposes. Until a majority of our board is comprised of independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability of shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our shareholders.

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

ITEM 2.

PROPERTIES

Our principal executive offices are located at 1014 E. Algonquin Road, Suite 111, Schaumburg, Illinois 60173. Our telephone number is (847) 925-1885. We occupy the office space pursuant to a lease executed as of Jan 1, 2015 for a period of 18 months, expiring on June 30, 2016, with the base rent of $2,185 per month.

PSI offices are located at 6408 West Linebaugh Avenue, Suite 103, Tampa, Florida 33625. PSI’s telephone number is (866) 725-0969. PSI occupies the office space pursuant to a lease executed as of July 7, 2014, for an initial period of six months and thereafter extended on a month-to-month basis, with monthly base rent of $2,140, subject to additional rent in the form of a pro-rata share of common area maintenance operating and maintenance expenses. Suite 103 comprises approximately 2,000 square feet and included office space, a sales area, space for inventory, manufacturing and receiving operations, as well as an engineering lab and video conferencing room.

NPC offices are located at 230 Central Drive, Suite 201, Vernon Hills, Illinois 60061 and 1585 Barrington Road, Ste 103, Hoffman Estates, IL 60169. Its telephone number is (847) 701-3250. NPC occupies the office space pursuant to a lease executed as of January 1, 2015, for a period of twelve (12) months, with monthly base rent of $1,600. As of January 1, 2016, the lease was extended on a month to month basis, at the same rent, and on the same terms and conditions.

SCI offices are located at 6845 20th Avenue, Centerville, Minnesota 55038. Its telephone number is (651) 765-9560. SCI occupies 3,300 square of office space pursuant to a lease executed as of January 31, 2015 for a period of 18 months, with monthly base rent of $2,150.

ITEM 3.

LEGAL PROCEEDINGS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

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

Common Stock

We are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2015 there were 64,539.684 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable.

Sale of Common Stock or Equity Units

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

In June, 2015 , the Company raised $128,500 from the issuance of (i) 1,713,333 common shares of the Company; (ii) warrants to purchase 1,713,333 common shares with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.075 per unit or a net proceeds of $128,500; $111,153 ($0.06 per common share) and $17,347 ($0.01 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On June 30, 2015, options to purchase 1,600,000 shares with an exercise price of $0.01 per share were exercised by an officer for $16,000 in cash.

In August, 2015, the Company raised $72,500 from the issuance of (i) 966,666 common shares of the Company; (ii) warrants to purchase 966,666 with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.075 per unit or a net proceeds of $72,500; $39,730 ($0.04 per common share) and $32,770 ($0.03 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

In September 2015, the Company raised $50,000 from the issuance of (i) 555,555 common shares of the Company; (ii) warrants to purchase 555,555 equity with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.09 per unit or $50,000; $26,650 ($0.05 per common share) and $23,350 ($0.04 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6%) of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per value, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees. No shares issued for consulting fees during the reporting period ending September 30, 2015.

On October 2, 2015, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to create market awareness for the Company for a period of 60 days from the date of signing. As consideration for services, the Company would grant 300,000 restricted shares of its common stock.

On December 22, 2015, cancelled the advisory agreement dated May 21, 2015 with Delaney Equity Group Inc. for a final payment of $3,000 in advisor fees and 100,000 shares of its common stock instead of the 200,000 shares and $6,000 in cash as per section 5.a.v of the agreement.

For the quarter period ended December 31, 2015, the Company raised $409,000 from the issuance of (i) 4,200,001 common shares of the Company at $0.09 and $0.10 per share; (ii) warrants to purchase 5,750,001 common shares with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance.

In January 2016, the Company raised $130,200 from the issuance of (i) 968,667 common shares of the Company at $0.10 and $0.15 per share; (ii) warrants to purchase 1,119,667 common shares with an exercise price of $0.15 and $0.18 per share, expiring five (5) years from the date of issuance.

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

On July 22, 2014, the Company issued warrants to purchase 348,000 shares with an exercise price of $0.30 per share expiring five (5) years from the date of issuance as part of the sale of equity units

Between January and March 2015, the Company issued warrants to purchase 12,354,290 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

In February 2015, the Company issued warrants to purchase 2,874,144 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance with loan conversion.

In April 2015, the Company issued warrants to purchase 428,572 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance with loan conversion.

In April 2015, the Company issued warrants to purchase 500,000 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance for consultant services.

In April and June 2015, the Company issued warrants to purchase 4,954,665 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

In August 2015, the Company issued warrants to purchase 966,666 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

In September 2015, the Company issued warrants to purchase 555,555 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, September 30, 2013	14,396,293	$0.01-2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40-0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	(1,500,000)	-	-	-	-

Expired	-	-		-	-

Balance, September 30, 2014	14,554,686	$0.01-2.31	$0.46	$1,469,871	$-

Granted	22,616,892	0.15-0.25	0.15-0.25	427,183	-

Canceled	-	-	-	-	-

Exercised	(800,000)	0.01	0.01	-	-

Expired	-	-	-	-	-

Balance, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934	$-

Earned and exercisable, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934	$-

Unvested, September 30, 2015	-	$-	$-	$-	$-

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

During the quarter ended December 31, 2014, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance.

During the quarter ended March 31, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance.

During the quarter ended June 30, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance.

During the quarter ended September 30, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.13 per share expiring five (5) years from the date of issuance.

On May 15, 2015, the Company issued an option to purchase 150,000 shares of its common stock to a Scientific Advisor of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,312,500	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-		-	-

Balance, September 30, 2014	5,572,500	$0.01 - 2.00	$0.54	$1,404,598	$-

Granted	1,200,000	0.11-0.25	0.15	79,631	-

Canceled	-	-	-	-	-

Exercised	(1,600,000)	-	-	-	-

Expired	-	-	-	-	-

Vested and exercisable, September 30, 2015	5,172,500	$0.01 - 2.00	$0.60	$1,514,329	$-

Unvested, September 30, 2015	-	$-	$-	$-	$-

As of September 30, 2015, there were 2,327,500 shares of stock options remaining available for issuance under the 2010 Plan.

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

Our consolidated financial statements as of and for the fiscal year ended September 30, 2015 and 2014 are included in this Annual Report in reliance on the report of Li and Company, PC, an independent registered public accounting firm, given on the authority of that firm as experts in auditing and accounting.

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

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010. Following that date, we were engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and expanded into additional businesses within the healthcare and medical sectors through four acquisitions: CNS-Wellness LLC (“CNS”), Psoria-Shield Inc. (“PSI”), National Pain Centers. Inc. (“NPC”) and certain assets of SMI Holdings, Inc., d/b/a Stealth Mark, Inc.

CNS

CNS was acquired by the Company through a share exchange on August 2, 2012. It was operated as a wholly-owned subsidiary of the Company until September 30, 2014, when the Company disposed of all of its issued and outstanding membership interests in CNS. The disposition was part of a settlement of proceedings filed by the Company against management and an entity affiliated with management. The disposition of interests was in consideration of management’s return of 7,300,000 shares of common stock in the Company issued to management in connection with the Company’s acquisition of CNS in 2012, which shares were returned to the Company’s treasury and then cancelled as part of the settlement. Each party to the proceedings released each of the others, and any and all claims that might be asserted against any of them, and the proceedings were dismissed with prejudice by the court.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is operated as a wholly-owned subsidiary of the Company and managed by the PDC Joint Venture. On October 24, 2014, the Company entered into an Agency Agreement with TMA, to assist in the further development, marketing, licensing and/or sale of PSI technology and products. We believe that PSI’s operations and services provide an attractive complement to the Company’s operations and products and represent a viable alternative to current approaches to Ultra Violet (UV) phototherapy treatment of skin diseases.

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

PSI began Psoria-Light Beta system deployment in January 2012. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, evidenced by over 10,000 treatments performed on more than 1,000 clients since 2012, domestically and in Mexico. In order for the Company to continue PSI operations it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

PSI is operated by the PDC Joint Venture which is managed by our CEO, Andrew J. Kandalepas, and TMA’s principals, John Yorke and Chris Waugh. On October 24, 2014, the Company entered into an Agency Agreement with TMA, to assist in the further development, marketing, licensing and/or sale of PSI technology and products. On January 12, 2015, the Company and TMA formed PDC, a Joint Venture partnership to jointly pursue these ends. TMA’s Mr. Yorke and Mr. Waugh bring over 75 years of combined experience in delivering integrated consulting services in the medical device, supply and information technologies arenas.

NPC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company with four (4) full-time employees. NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014 by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Per the agreement, NPC LLC engages NPC to provide management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPC LLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPC LLC on net-30 term.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Minnesota-based provider of Stealth Mark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company with three (3) full-time and three (3) part-time employees, and independent contractors. It provides customers premiere authentication technology for the protection of brands and products from illicit counterfeiting and diversion activities. SCI enables the Company to offer a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

SCI is managed by its CEO, Ricky Howard. Mr. Howard has over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes.

Aminofactory.com

Since the acquisitions and disposition described above, we have focused primarily upon development of acquired and disposed products, services and operations. During the period covered by this report, this line of business has not presented a material source of revenue and management is currently evaluating whether to continue or to terminate “aminofactory.com” activities.

Management

Presently, all business functions of the Company are managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions. His services shall be utilized until the Company is financially capable to engage additional staffing.

On January 12, 2015, the Company entered into the PDC Joint Venture Agreement with TMA to further develop, market, license and/or sell PSI technology and products. Mr. Kandalepas manages PSI activities with John Yorke and Chris Waugh, of TMA. Mr. Yorke started his career with Abbott Labs as an FDA specialist and then joined Kendall as a product manager for OR and CV products. He formed and operated Cardiomax, a $45M medical products distributorship. In 1991, he formed TFGI to assist start-up and small-cap companies to develop business plans, source funding and secure strategic partners. TFGI clients included PMG (Pennsylvania Merchant Group), J&J Development Company, Zures Medical Group, SCA Capital Partners, Forest Health Group and Hillman Medical. In 2013, TFGI merged with The ComedIT Group and Ocean Medical to form TMA, with Mr. Waugh.

Mr. Waugh earned a B.S. in Political Science from Princeton University, and served Mayors in New York City, Trenton and Jacksonville. In 1975, he founded Waugh & Company, a manufacturer of health care equipment which he managed until 1986. From 1986 to 1997, Mr. Waugh was the Managing Partner at the Bales Waugh Group, a firm specializing in sales and marketing recruitment for the medical technology sector. In 1998, he founded The ComedIT Group, which provided an integrated range of services to the medical technology market, including executive search, channel development, business-to-business brokering and consultant staffing. In 2013, The ComedIT Group became part of TMA, which combines over 75 years experience in delivering integrated consulting services to manufacturers, distributors and candidates in the medical device, supply and information technologies arenas.

Jay Joshi, M.D., DABA, DABAPM, FABAPM manages NPC’s business. Dr. Joshi is a nationally recognized double board certified Anesthesiologist and fellowship trained Interventional Spine and Pain Management physician whose capabilities combine clinical medicine, research, creativity, marketing, inventions, and business development. He is considered a National Key Opinion Leader in pain management. He has presented to a variety of audiences over 500 times, and has worked internationally at the World Health Organization (WHO). Although we have an Employment Agreement with Dr. Joshi, we cannot guarantee that he will remain affiliated with us.

Mr. Ricky Howard manages SCI’s business. Mr. Howard has over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. Although we have an Employment Agreement with Mr. Howard, we cannot guarantee that he will remain affiliated with us.

Results of Operations

For the Fiscal Year Ended September 30, 2015

For the fiscal year ended September 30, 2015, we earned $433,111 in revenues, incurred $121,799 in cost of revenues, resulting $311,312 in gross profit. We expended $418,619; $478,905; $98,657; $58,475; $676,706; $0; $749,329; in consulting fees, professional fees, rent, research and development, personnel, selling, general and administrative expenses, respectively, and $4,963,414 one-time impairment of intangible assets and goodwill.

In accordance with Statement ASC 350,  “Goodwill and Other Intangible Assets”, the impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using income and market multiples and discounted cash flows modeling. The results of the testing, which reflected the Company's PSI and NPC operations, indicated that the fair value of the Company’s reporting units was less than the carrying value of the Company’s reporting units, including goodwill. As a result, goodwill impairment was recorded at September 30, 2015.

The Company tested its long live assets’ recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the fiscal year ended September 30, 2015, based upon the results of its year end impairment evaluation of long-lived assets other than goodwill, the Company recorded a non-cash asset impairment charge of $2.1 million in the PSI reporting unit to reduce the PSI Acquired Technologies, Trademarks and non-compete to fair value. The results of this impairment evaluation resulted in a non-cash charge of $1.66 million to impair goodwill associated with the PSI reporting unit

The Company maintained three (3) business segments through the end of the period covered by this Report:

(i)

Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases;

(ii)

Practice Management Services: which it provided through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicago-land area; and

(iii)

Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a Stealth Mark, Inc., including Stealth Mark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

 The detailed segment information of the Company is as follows:

	For the Year Ended
	Ended
	September 30, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Revenue
Consulting services	-	-	-	35,000	35,000
Management services - related party	-	-	337,368	-	337,368
Sales	1,358	-	-	59,385	60,743

Total revenue	1,358	-	337,368	94,385	433,111
	-	-	-	-
Cost of goods sold	1,644	-	-	120,155	121,799

Gross margin	(286)	-	337,368	(25,770)	311,312

Operating expenses
Consulting fees	352,061	66,558	-	-	418,619
Professional fees	354,560	63,589	60,756	-	478,905
Rent expense - related party	25,677	-	-	-	25,677
Rent expense	-	25,680	21,700	25,600	72,980
Research and development	-	-	-	-	-
Salaries - officers	231,007	-	206,640	147,800	585,447
Salaries - others	-	-	91,259	-	91,259
Selling expenses	-	-	-	-	-
Depreciation and amortization	161,357	225,002	-	43,495	429,854
Impairment of intangible assets and goodwill	-	3,763,414	1,200,000	-	4,963,414
General and administrative expenses	81,918	115,098	34,661	84,493	316,170

Total operating expenses	1,206,580	4,259,341	1,615,016	301,388	7,382,325

Loss from continuing operations	(1,206,866)	(4,259,341)	(1,277,648)	(327,158)	(7,071,013)

Liquidity and Capital Resources

As of September 30, 2015, our cash balance was $34,227 compared with $175,671 of 2014. The management estimated that our current monthly burn rate to be approximate $90,988 inclusive of WCUI, PSI, SCI and NPC. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. The management of the Company intends to raise additional capital through private equity transactions or debt financing to fund our daily operations through next 12 months, however no assurance can be given that we will be successful in raising additional capital through private equity transactions or debt financing during the period. For the Period from October 1, 2014 through September 30, 2015, the Company has raised approximately $910,425 through the sale of certain equity units consisting of common stock and warrants to purchase common shares and certain exercised warrants. In the event that we are unable to raise sufficient capital through private equity transactions or debt financing we may have to reduce our operating expenses and maintain minimum level of operations.

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

PSI’s founder and past president, Mr. Scot Johnson, filed a provisional patent application covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light, including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted claiming the prior filing date of the initial provisional application. The first non-provisional application describes a unique distance sensor located at the tip of the Psoria-Light hand-piece, which detects the treatment site based on a projected field. The sensor can detect electrolytic/conductive surfaces, such as human skin, without requiring any physical or direct electrical contact. Further, the unique sensor can sense the treatment site at any point about the tip of the hand-piece and without causing any attenuation of the therapeutic UV light output. The second non-provisional application describes the integration and use of a digital camera in the Psoria-Light, including the location of the digital camera and how and when it is used to conveniently correspond to real-life treatment routines, how images are displayed and captured to memory, and how the images are arranged in patient records are illustrated. Additionally, the second non-provisional application describes the inclusion of clinician defined variables, such as health-related quality of life scores, and their placement into a graphical arrangement relative to treatment site images. Both the initial provisional patent application and the two non-provisional patent applications are owned by Mr. Johnson, who has granted PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the initial provisional patent application, any non-provisional patent applications filed by him covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

Mr. Johnson filed a second provisional patent application containing concepts for the improvement of microelectronics packages and thermal management solutions, the improvement of handheld phototherapy devices in general (either used on humans, animals, or plants, or used on inanimate objects), and replacement of laser therapy devices with LED devices. This second provisional patent application is owned by Mr. Johnson who has granted PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under this second provisional patent application, any non-provisional patent applications filed by him covering the technology described in the second provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

In addition to the foregoing, Stealth Mark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired Stealth Mark intellectual property is maintained through a combination of Patents, Trademarks, and Trade Secrets consisting of the following:

.S. Patent	Issued	“Title” – Summary

No. 6,647,649	November 18, 2003	“Micro-particle Taggant Systems” - Generation of Micro-particle codes from marks containing encrypted Micro-particles.

No. 7,720,254	May 18, 2010	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating Micro-particle marks.

No. 7,831.042	November 9, 2010	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of mark.

No. 7,885,428	February 8, 2011	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating micro-particle marks (broadened protection).

No. 8,033,450	October 11, 2011	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

No. 8,223,964	July 17, 2012	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of marks (broadened protection).

Europe WO/EP Patent	Issued	“Title” – Summary

Appl. No. 07753043.4	Pending	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

Appl. No. 07753034.3	Pending	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of Micro-particle mark to protect against counterfeiting of mark.

Trademarks	Type	Countries

Stealth Mark®	Registered	United States European Community Australia

StealthFire™	Not Registered	United States European Community

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

Employees

We currently employ our executive officers, PDC with three (3) full-time employees and several independent contractors for PSI, four (4) full-time employees within NPC, our full time CEO and four (4) part-time employees and independent contractors within SCI. We have Employment Agreements with key executive management personnel with each subsidiary company, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

Summary of Significant Accounting Policies.

The Company’s significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein).

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2015, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September, 2016 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September, 2016.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Andrew J. Kandalepas	63	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010

Periklis Papadopoulos	52	Director	Nov. 2010

Dr. Jay Joshi, M.D.	39	Director, Secretary, President, NPC	Feb. 2014

Ricky Howard	62	President, CEO, SCI	April 2014

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Andrew J. Kandalepas,	2015	231,007	0	0	0	0	0	0
Chairman, President and CEO (1)	2014	198,193	0	0	0	0	0	0

Periklis Papadopoulos, Ph.D.,	2015	0	0	0	0	0	0	0
Director (2)	2014	0	0	0	0	0	0	0

Evan T. Manolis,	2015	0	0	0	0	0	0	0
MD (2)(3)	2014	0	0	0	0	0	0	0

Dr Jay Joshi,	2015	206,640	0	0	0	0	0	0
President of NPC, Director	2014	200,000	0	0	600,000	0	0	0

Rick Howard, President,	2015	147,800	0	0	0	0	0	0
CEO of StealthCo	2014	100,000	0	0	250,000	0	0	0

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

(3)

Resigned as a Director as of April 11, 2014.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Andrew J. Kandalepas, Chairman, President and CEO (*)	5,265,000	-	-	5,265,000	5.00%

Periklis Papadopoulos, Director (*)	225,000	100,000	-	325,000	0.30%

Dr. Jay Joshi, Director (*)	5,283,334	1,400,000	-	6,683,334	6.30%

Ricky Howard (*)	-	562,500	-	562,500	0.50%

Officers and Directors as a group	10,773,334	2,062,500	-	12,835,834	12.10%

Total issued and outstanding	64,539,683	5,172,500	36,371,578	106,083,761	100.00%

(1)

Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 1014 E Algonquin Rd, Ste. 111, Schaumburg, IL, 60173.

(2)

Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within 60 days after September 30, 2015. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions
Management and significant stockholder

Andrew J. Kandalepas	Chairman, CEO and significant stockholder	Note receivable - Officer	Working capital

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Shareholder Loan	Working capital

Entity controlled by significant stockholder

National Pain Centers, LLC	An entity owned and controlled by Dr. Jay Joshi, MD, Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Management services provided to NPC, LLC	Management of medical practices.

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Management service agreement between NPC and National Pain Centers, LLC

On February 28, 2014, NPC, the Company's wholly-owned subsidiary, entered into a management service agreement with National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Per the agreement, NPC LLC engages NPC to provide Management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPCLLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPCLLC on net-30 term.

Note Receivable – Chairman, President and CEO

	September 30, 2015	September 30, 2014

On September 30, 2013, Mr. Andrew Kandalepas, Chairman, President and CEO of the Company (“Maker”), issued a note to pay to the order of Wellness Center USA, Inc. ("Lender"), the principal sum of Two Hundred Fifty Thousand Dollars ($250,000), together with interest at 7.0% per annum, in six quarterly payments of principal and accrued interest, beginning on April 1, 2014 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before July 1, 2015 (the "Maturity Date"). After the Maturity Date, and in addition to the interest described above which is due on or prior to the Maturity Date, Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to ten percent (10%) (the "Default Rate"). The interest accruing under this paragraph shall be immediately due and payable by Maker to, and shall be additional indebtedness evidenced by, this Note. On January 5, 2015, the Company and the Maker mutually agreed to amend the note with more favorable terms. The amended note principal is the original note balance and the accrued interest as of December 31, 2015 for a total of $197,028, together with interest on the principal amount due shall be paid from time to time at the rate of two percent (2.0%) per annum, in 20 quarterly payments, beginning on October 1, 2015 and continuing on the first day of each calendar quarter thereafter, with all principal and interest to be paid in full on or before September 30, 2020 (the "Maturity Date"), Maker shall pay interest on the balance of principal remaining unpaid during any such period at an annual rate equal to four percent (4%) (the "Default Rate").

	$250,000	250,000

Repayments from inception to date	(52,972)	(35,000)

Remaining balance	197,028	215,000

Current maturity of note receivable - Chairman, President and CEO	(36,299)	(127,233)

Note receivable - Chairman, President and CEO, net of current maturity	$160,729	$87,767

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $79,500 and $68,000 for the audit and reviews of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our fiscal year ended September 30, 2015 and 2014, respectively.

Tax Fees

For the fiscal year ended September 30, 2015 and 2014, we were billed $4,500 and $4,500 for professional services rendered for tax compliance, respectively.

All Other Fees

For the fiscal year ended September 30, 2015 and 2014, we were billed $0 and $0 for professional services rendered for the review of super 8-K, pro forma combined financial statements and response to the SEC comments, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.1	Exchange Agreement dated May 30, 2012 by and between CNS Wellness Florida LLC and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.3	Letter of Understanding dated September 20, 2011 by and between Wellness Center USA, Inc. and Protein Factory.		Exhibit 2.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant	Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan	Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.1	Employment Agreement dated as of August 2, 2012 by and between William A. Lambos and Wellness Center USA, Inc.	Exhibit 5.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.2	Employment Agreement dated as of August 2, 2012 by and between Peter A. Hannouche and Wellness Center USA, Inc.	Exhibit 5.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

5.3	Employment Agreement dated as of August 24, 2012 by and between Scot L. Johnson and Wellness Center USA, Inc.	Exhibit 5.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.	Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
5.5	Employment Agreement dated as of July 1, 2014 by and between Randy Howard and Wellness Center USA, Inc.	Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.
5.6	Consulting Agreement dated as of April 11, 2014 by and between Scot L. Johnson and Wellness Center USA, Inc.	Exhibit 5.6 to the Registrant’s Current Report on Form 8-K filed on April 17, 2014.

10.1	Note dated August 9, 2010 by CNS Wellness Florida LLC in favor of a family member of one of its members in the principal amount of $37,139.	Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.2	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of William A. Lambos in the amount of $ 120,886.30.	Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.3	Note dated August 2, 2012 by CNS Wellness Florida LLC in favor of Peter A. Hannouche in the amount of $ 75,322.14.	Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.	Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.	Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.
10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)

101.INS	XBRL Instance Document ****	√

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	√

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	√

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	√

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	√

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	√

(*)	Filed herewith.

(**)	Included in Exhibit 32.1

(***)	Included in Exhibit 32.2

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

WELLNESS CENTER USA, INC.

Date: January 29, 2016	By: /s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer	January 29, 2016
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	January 29, 2016
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	January 29, 2016

Wellness Center USA, Inc.

September 30, 2015 and 2014

Index to the Consolidated Financial Statements

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at September 30, 2015 and 2014

F-3

Consolidated Statements of Operations for the Reporting Period Ended September 30, 2015 and 2014

F-5

Consolidated Statement of Stockholders’ Equity for the Reporting Period Ended September 30, 2015 and 2014

F-6

Consolidated Statements of Cash Flows for the Reporting Period Ended September 30, 2015 and 2014

F-11

Notes to the Consolidated Financial Statements

F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wellness Center USA, Inc.

We have audited the consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the reporting periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the reporting periods then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

January 29, 2016

Wellness Center USA, Inc.
Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash	$34,227	$175,671
Accounts receivable, net	-	12,863
Inventories	213,501	269,990
Current maturity of note receivable - Chairman and CEO	36,299	127,233
Interest receivable on note receivable from Chairman and CEO	-	15,638
Prepayments and other current assets	26,571	2,470
Total current assets	310,598	603,865

Property and Equipment
Property and equipment	104,042	102,366
Accumulated depreciation	(74,418)	(57,702)
Property and equipment, net	29,624	44,664

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	361,290	384,803
Accumulated amortization	(54,847)	(12,156)
Patents and exclusive licenses, net	306,443	372,647

Acquired Technologies
Acquired technologies	2,095,000	2,095,000
Accumulated amortization	(322,973)	(218,225)
Accumulated impairment	(1,749,027)	-
Acquired technologies, net	23,000	1,876,775

Non-Compete Agreements
Non-compete agreements	120,000	120,000
Accumulated amortization	(92,500)	(62,500)
Accumulated impairment	(27,500)	-
Non-compete agreements, net	-	57,500

Trademarks
Trademarks	630,000	630,000
Accumulated amortization	(277,500)	(187,500)
Accumulated impairment	(325,600)	-
Trademarks, net	26,900	442,500

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(22,809)	(17,261)
Website development costs, net	-	5,548

Goodwill
Goodwill	2,916,603	2,916,603
Accumulated impairment	(2,861,287)	-
Goodwill, net	55,316	2,916,603

Other assets
Note receivable - Chairman and CEO, net of current maturity	160,729	87,767
Security deposits	1,760	1,760
Total other assets	162,489	89,527

Total assets	$914,370	$6,409,629

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$114,454	$139,212
Accrued interest	-	26,667
Accrued payroll - officers	132,051	210,077
Accrued payroll liabilities	30,931	75,577
Accrued warranty	-	12,000
Credit cards payable	298	23,426
Deferred revenues	37,500	25,000
Advances from related party	40,773	59,943
Customer deposits	-	3,128
Notes payable	114,023	24,000
Convertible notes payable - JMJ	-	204,166
Accrued expenses and other current liabilities	456,832	278,542
Total current liabilities	926,862	1,081,738

Total liabilities	926,862	1,081,738

Commitments and Contingencies

Stockholders' Equity
Common stock par value $0.001: 75,000,000 shares authorized;
64,539,684 and 45,236,794 shares issued and outstanding, respectively	64,540	45,237
Additional paid-in capital	14,534,003	13,518,987
Accumulated deficit	(14,535,935)	(8,236,333)
Total WCUI stockholders' equity	62,609	5,327,891

Non-controlling interest	(75,101)	-

Total liabilities and stockholders' equity	$914,370	$6,409,629

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2015	September 30, 2014
Revenue
Client services	$35,000	$-
Management services - related party	337,368	196,299
Sales	60,743	28,885

Total revenue	433,111	225,184

Cost of goods sold	121,799	3,113

Gross margin	311,312	222,071

Operating expenses
Consulting fees	418,619	234,711
Professional fees	478,905	233,241
Rent expense - related party	25,677	24,878
Rent expense	72,980	49,820
Research and development	58,475	-
Salaries - officers	585,447	720,894
Salaries - others	91,259	134,357
Selling expenses	-	34,928
Depreciation and amortization	429,854	275,209
Impairment of intangible assets and goodwill	4,963,414	3,308,925
General and administrative expenses	319,475	266,132

Total operating expenses	7,444,105	5,283,095

Loss from continuing operations	(7,132,793)	(5,061,024)

Other (income) expense
Change in derivative liabilities	(569,740)	-
Loss on loan extinguishment	80,800	-
Gain on debt redemption	(53,531)	-
Gain from bargain purchase	-	(111,859)
Interest income - related party	(2,284)	(15,638)
Interest expense	160	26,667
Other (income) from write off liabilities	(213,496)	(5,737)

Other (income) expense, net	(758,091)	(106,567)

Loss from continuing operations before income tax provision	(6,374,702)	(4,954,457)

Income tax provision	-	-

Loss from continuing operations	(6,374,702)	(4,954,457)

Discontinued operations
(Loss) from operation of discontinued operations, net of tax	-	92,265

Gain (loss)from discontinued operations	-	92,265

Net loss
Net loss before non-controlling interest	(6,374,702)	(4,862,192)
Net loss attributable to non-controlling interest	(75,101)	-

Net loss	$(6,299,602)	$(4,862,192)

Net loss per common share - basic and diluted
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	$0.00	$0.00

Weighted Average Common Shares Outstanding - basic and diluted	55,070,312	48,495,408

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Stockholders' Equity
For the reporting periods ended September 30, 2015 and 2014

	Common Stock Par Value $0.001				Total WCUI Stockholder's Equity
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Non-controlling interest	Total Stockholders' Equity
Balance, September 30, 2013	45,110,670	$45,111	$11,340,244	$(3,374,141)	$ -	$ -	$8,011,214

Common shares issued per consulting agreement valued at $0.40 per share during quarter ending December 31, 2013	20,000	20	7,980	-	-	-	8,000

Finder fees paid in connection with the private placements during quarter ending September 30, 2013	-	-	(9,850)	-	-	-	(9,850)

Issuance of common shares and warrants for cash at $0.30 per share in January, 2014	396,667	397	118,603	-	-	-	119,000

Issuance of common shares and warrants for cash at $0.35 per share in January, 2014	228,572	228	79,772	-	-	-	80,000

Issuance of common shares for acquisition of NPC on February 28, 2014	5,000,000	5,000	1,195,000	-	-	-	1,200,000

Issuance of options for director services on February 28, 2014	-	-	194,939	-	-	-	194,939

Issuance of common shares and warrants for cash at $0.45 per share in March, 2014	150,000	150	67,350	-	-	-	67,500

Issuance of common shares for SCI assets acquisition and debt settlement valued at $0.665 per share on April 4, 2014	427,103	427	283,596	-	-	-	284,023

Issuance of warrants for SCI assets acquisition and debt settlement on April 4, 2014	-	-	43,082	-	-	-	43,082

Shares returned to treasury per the separation agreement with the former board of director on April 11, 2014	(751,250)	(751)	751	-	-	-	-

(Continued)

Common shares issued per consulting agreement valued at $0.40 per share for the period from November 2013 to April 2014	120,000	120	47,880	-	-	-	48,000

Issuance of common shares and warrants for cash at $0.45 per share in April and May, 2014	57,222	57	25,693	-	-	-	25,750

Issuance of common shares for SCI debt settlement valued at $0.665 per share in July, 2014	53,810	54	35,730	-	-	-	35,784

Issuance of common shares and warrants for cash at $0.25 per share on July 22, 2014	174,000	174	43,326	-	-	-	43,500

Exercise of warrants with exercise price of $0.01 per share on July 21 and August 28, 2014	1,550,000	1,550	13,950	-	-	-	15,500

Shares returned to treasury per the settlement agreement with the former board of directors on September 18, 2014	(7,300,000)	(7,300)	-	-	-	-	(7,300)

Issuance of options for director services for the quarter ended September 30, 2014	-	-	30,940	-	-	-	30,940

Net loss	-	-	-	(4,862,192)	-	-	(4,862,192)

Balance, September 30, 2014	45,236,794	45,237	13,518,987	(8,236,333)	5,327,891	-	5,327,891

Common shares issued per consulting agreement valued at $0.13 per share on October 10, 2014	893,333	893	115,240	-	116,133	-	116,133

Common shares issued per consulting agreement valued at $0.10 per share on October 27, 2014 and November 19, 2014	335,000	335	33,165	-	33,500	-	33,500

Issuance of common shares for note conversion at the prices ranging $0.041 to 0.071 per share during the quarter ending 12/31/2014	1,550,000	1,550	89,022	-	90,572	-	90,572

(Continued)

Issuance of options for director services for the quarter ended December 31, 2014	-	-	50,916	-	50,916	-	50,916

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	41,523	-	41,523	-	41,523

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(439,034)	-	(439,034)	-	(439,034)

Issuance of common shares for note conversion at $0.041 per share on January 14, 2015	103,098	103	4,147	-	4,250	-	4,250

Conversion of accrued interest to the common shares at $0.041 per share on January 14, 2015	646,902	647	26,020	-	26,667	-	26,667

Issuance of common shares for loan conversion at $0.07 per share in February 2015	1,418,572	1,419	98,581	-	100,000	-	100,000

Issuance of common shares and warrants for cash at $0.07 per share during quarter ending March 31, 2015	6,152,145	6,152	424,498	-	430,650	-	430,650

Finder fees paid in connection with the private placements during quarter ending March 31, 2015	-	-	(11,825)	-	(11,825)	-	(11,825)

Issuance of options for director services for the quarter ended March 31, 2015	-	-	15,566	-	15,566	-	15,566

Reclassification of derivative liability to additional paid-in capital associated with the issuance and conversion of notes.	-	-	13,698	-	13,698	-	13,698

Reclassification of additional paid-in capital to derivative liability for tainted warrants	-	-	(177,930)	-	(177,930)	-	(177,930)

Issuance of options for director services on May 15, 2015	-	-	7,050	-	7,050	-	7,050

(Continued)

Issuance of warrants for consulting services on April 18, 2015	-	-	23,600	-	23,600	-	23,600

Issuance of common shares for loan conversion at $0.07 per share on April 9, 2015	214,286	214	14,786	-	15,000	-	15,000

Warrants issued to loan conversions	-	-	80,800	-	80,800	-	80,800

Issuance of common shares and warrants for cash at $0.15 per share during quarter ending June 30, 2015	1,603,999	1,604	238,996	-	240,600	-	240,600

Issuance of common shares and warrants for cash at $0.075 per share during quarter ending June 30, 2015	1,713,333	1,713	126,787	-	128,500	-	128,500

Exercise of Warrant with the exercise price of $0.01 per share during the quarter ending June 30, 2015	2,400,000	2,400	21,600	-	24,000	-	24,000

Issuance of options for director services for the quarter ended June 30, 2015	-	-	16,958	-	16,958	-	16,958

Issuance of common shares for consulting valued at $0.12 per share on July 14, 2015	250,000	250	29,750	-	30,000	-	30,000

Issuance of common shares for consulting valued at $0.12 per share on July 20, 2015	75,000	75	8,925	-	9,000	-	9,000

Issuance of common shares for consulting valued at $0.12 per share on September 7, 2015	425,000	425	50,575	-	51,000	-	51,000

Issuance of common shares for consulting valued at $0.12 per share on September 7, 2015 adjusted to prepaid and value at $0.09	-	-	(30,375)	-	(30,375)	-	(30,375)

Issuance of common shares and warrants for cash at $0.075 per share during quarter ending September 30, 2015	966,666	967	71,533	-	72,500	-	72,500

(Continued)

Issuance of common shares and warrants for cash at $0.09 per share during quarter ending September 30, 2015	555,555	556	49,444	-	50,000	-	50,000

Issuance of options for director services for the quarter ended September 30, 2015	-	-	21,000	-	21,000	-	21,000

Net loss	-	-	-	(6,299,602)	(6,299,602)	(75,101)	(6,374,702)

Balance, September 30, 2015	64,539,683	$64,540	$14,534,003	$(14,535,935)	$ 62,609	$(75,101)	$ (12,492)

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(6,374,702)	$(4,862,192)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of discontinued operations	-	(331,726)
Gain from bargain purchase	-	(111,860)
Gain (loss) on redemption of debts	(53,531)	-
Common shares issued for compensation and services	209,258	56,000
Warrants and options issued for compensation and services	135,090	225,880
Warrants issued for loan settlement	80,800
Amortization of convertible note discount	152,185	-
Amortization of original interest discount	-	4,166
Depreciation expense	12,316	26,093
Amortization expense	272,987	278,887
Inventory Adjustments - Obsolete/Excess	80,960
Bad debt	13,279	-
Other income from liabilities write off	(153,241)	-
Patent write off	27,309	-
Change in fair value of derivative liability	(569,740)	-
Impairment of intangible assets and goodwill	4,963,414	3,308,925
Changes in operating assets and liabilities:
Accounts receivable	-	(11,496)
Inventories	(29,021)	(47,383)
Prepayments and other current assets	(24,517)	6,839
Interest receivable on note receivable from Chairman and CEO	(2,284)	(15,638)
Accounts payable	51,345	140,644
Accrued interest	-	26,667
Accrued interest - related party	-	1,662
Accrued salary - officers	(34,616)	235,077
Accrued payroll liabilities	(42,743)	25,320
Credit cards payable	2,519	(18,900)
Deferred revenue	12,500	25,000
Deferred rent	-	(11,364)
Customer deposits	-	7,455
Accrued expenses and other current liabilities	178,581	53,806
Net cash used in operating activities	(1,091,852)	(988,137)

Cash flows from investing activities:
Cash acquired from business acquisitions	-	2,969
Cash from business disposal	-	5,539
Purchases of property and equipment	(1,676)	-
Patent application cost	(3,796)	-
Net cash provided by (used in) investing activities	(5,472)	8,508

Cash flows from financing activities:
Repayment of note receivable - Chairman and CEO	35,894	35,000
Advances from (repayments to) related parties	(19,462)	59,943
Proceeds from notes payable	-	200,000
Proceeds from other payable	205,023	-
Proceeds from loan payable - other	-	9,000
Repayments of convertible notes payable	(200,000)	-
Proceeds from convertible note and note payable - related party	-	15,000
Repayments of long-term notes payable - officers	-	(4,289)
Proceeds from sale of common stock and warrants net of issuance cost	910,425	325,900
Proceeds from exercise of warrants	24,000	15,500
Net cash provided by (used in) financing activities	955,880	656,054

Net change in cash	(141,444)	(323,575)

Cash at beginning of the reporting period	175,671	499,246

Cash at end of the reporting period	$34,227	$175,671

(Continued)

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Reclassification of derivative liabilities to equity	$(561,742)	$-
Issuance of common stock for acquisition of PSI	$-	$1,200,000
Issuance of common stock for convertible notes conversion	$236,489	$-
Issuance of common stock and warrants for acquisition of certain assets	$-	$362,889
Return of common stock from disposal of CNS Wellness LLC	$-	$(7,300)
Issuance of common stock for conversion of loan payable	$115,000	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

September 30, 2015 and 2014

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

Formation of Psoria Development Company, LLC

On January 15, 2015, the Company entered into a joint venture agreement between WCUI/PSI with The Medical Alliance Inc ("TMA"). The Company owns a 50% of interest in the newly formed entity Psoria Development Company, LLC (“PDC”). The Company and TMA each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by TMA as the non-controlling interest in PDC as the management of the Company believes that the Company has the control of PDC.

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

As of September 30, 2015, the non-controlling interest in PDC was $75,101 and is separately disclosed on the Consolidated Balance Sheet.

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

Goodwill, Gain from Bargain Purchase and Contingent Consideration

Pursuant to ASC Paragraphs 805-30-25-1 through 805-30-25-3 the acquirer shall recognize goodwill as of the acquisition date, measured as the excess of (a) over (b): a. the aggregate of (1) the acquisition-date fair value of the consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) the acquisition-date fair value of the acquirer’s previously held equity interest in the acquiree in a business combination achieved in stages; and (b) the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

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

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

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

There was $12,863 and 0 for doubtful accounts at September 30 2015 or 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2015 or 2014.

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

There was $80,960 and 0 for the reporting period ended September 30, 2015 or 2014.

There was no lower of cost or market adjustments for the reporting period ended September 30, 2015 or 2014.

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

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

(iii)

Consulting service: revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

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

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income (loss). The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended September 30, 2015	For the Reporting Period Ended September 30, 2014

Convertible Notes Payable Shares and Related Warrant Shares

Warrants issuable, contingent upon conversion of convertible note payable of $58,000, issued on August 17, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	193,334	193,334

Warrants issuable, contingent upon conversion of convertible note payable of $50,000, issued on October 11, 2012 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	166,666	166,666

Warrants issuable, contingent upon conversion of convertible note payable of $8,000, issued on February 8, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	26,667	26,667

Warrants issuable, contingent upon conversion of convertible note payable of $20,000, issued on June 28, 2013 with an exercise price of $0.45 per share. The Warrants were issued in connection with the convertible note conversion on September 27, 2013	66,667	66,667

Sub-total: convertible notes payable shares and related warrant shares	453,334	453,334

Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance. The options were exercised on June 30, 2015.	-	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	200,000	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	1,800,000

Stock options issued on July 1, 2014 to the officer of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	250,000	200,000

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance	262,500	-

Stock options issued on December 31, 2014 to the two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance	262,500	-

Stock options issued on March 31, 2015 to the two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance	262,500	-

Stock option issued on May 15, 2015 to the director of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance	150,000	-

Stock options issued on June 30, 2015 to the two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance	262,500	-

Stock options issued on September 30, 2015 to the two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance	262,500	-

Sub-total: Stock option shares	5,172,500	5,260,000

Warrant Shares

Warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	1,600,000	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	84,334	2,434,334

Warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	375,000	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,666

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	793,333

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	228,572

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	150,000

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	131,266

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	57,222

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	348,000

Warrants issued on February 26, 2015 to the investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	15,211,234	-

Warrants issued on April 9, 2015 to an investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	428,572	-

Warrants issued on April 18, 2015 to the consultant with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	500,000	-

Warrants issued in April 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	3,241,332	-

Warrants issued in June 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,713,333	-

Warrants issued in August 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	966,666	-

Warrants issued in September 2015 to the investors with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	555,555	-

Sub-total: Warrant shares	36,371,578	14,554,686

Total contingent shares issuance arrangement, stock options or warrants	41,997,412	20,268,020

There were approximate 3,269,795 and 7,975,808 incremental common shares under the treasury stock method for the reporting period ended September 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations). All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(ii) Acquisition of Certain Assets and Settlement of Certain Debt Treated as a Business Acquisition.

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

Accounting Treatment of the Transaction

The Company acquired certain assets and settled certain debt, a lesser component of an entity. In evaluating whether an acquisition of a lesser component of an entity constitutes a business the Company considered the following facts and circumstances: (1) Whether the nature of the revenue-producing activity of the component will remain generally the same as before the transaction; or (2) Whether any of the following attributes remain with the component after the transaction: (i) Physical facilities, (ii) Employee base, (iii) Market distribution system, (iv) Sales force, (v) Customer base, (vi) Operating rights, (vii) Production techniques, or (viii) Trade names. The Company determined that this transaction is a business acquisition as there is sufficient continuity of the acquired entity’s operations prior to and after the transaction.

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

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest, if any, based on their estimated fair values at the date of acquisition as follows:

	Book Value	Fair Value Adjustment	Fair Market Value
Cash	$2,969	$-	$2,969

Inventories	87,122		87,122

Prepayments and other current assets	32,497	(30,663)	1,834

Property and equipment	3,020		3,020

Patents	379,803		379,803

Gain from bargain purchase		(111,859)	(111,859)

Total	505,411	(142,522)	362,889

Non-controlling interest	(-)	-	(-)

Purchase price	$505,411	$(142,522)	$362,889

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2015	September 30, 2014
Purchased parts for assembly – PSI/PDC	$134,385	$183,118

Finished goods - PSI	66,398	-

Raw material - StealthCo	12,718	86,872

	$213,501	$269,990

Slow-Moving or Obsolescence Markdowns

The Company recorded $80,960 and $0, respectively, in inventory obsolescence adjustments for the reporting period ended September 30, 2015 or 2014.

Note 6 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2014
Auto	3	$15,000	$15,000

Computer equipment	5	6,810	5,526

Furniture and fixture	7	24,966	24,966

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	18,889

Software	3	23,207	22,815

		104,042	102,366

Less accumulated depreciation		(74,418)	(57,702)

		$29,624	$44,664

(i)

Depreciation Expense

Depreciation expense was $12,316 and $26,093 for the reporting period ended September 30, 2015 and 2014, respectively.

(ii)

Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2015.

Note 7 – Intangible Assets Other Than Goodwill

The Company tested its long live assets’ recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the fiscal year ended September 30, 2015, based upon the results of its year end impairment evaluation of long-lived assets other than goodwill, the Company recorded a non-cash asset impairment charge of $2.1 million in the PSI reporting unit to reduce the PSI Acquired Technologies, Trademarks and non-compete to fair value. The results of this impairment evaluation resulted in a non-cash charge of $1.66 million to impair goodwill associated with the PSI reporting unit.

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

(i)

Amortization Expense

Amortization expense was $42,438 for the reporting period ended September 30, 2015.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	September 30, 2015	September 30, 2014
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(1,191)	(938

Accumulated impairment		-	-

		3,809	4,062

Stealth Co

Patents	15	$356,290	$379,803

Accumulated amortization		(53,656)	(11,218)

Accumulated impairment		-	-

		302,634	368,585

Total

Patents and exclusive license		361,290	384,803

Accumulated amortization		(54,847)	(12,156)

Accumulated impairment		-	-

		$306,443	$372,647

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2015	September 30, 2014
PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(322,973)	(218,225)

Accumulated impairment		(1,749,027)	(-)

		26,200	1,876,775

Total

Acquired technologies		2,095,000	2,420,000

Accumulated amortization		(322,973)	(218,225)

Accumulated impairment		(1,749,027)	(-)

		$23,000	$1,876,775

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of acquired technologies and determined that there was $1,749,027 impaired at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $104,748 each for the reporting period ended September 30, 2015 and 2014, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2015	September 30, 2014
PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(92,500)	(62,500)

Accumulated impairment		(27,500)	(-)

		-	57,500

Total

Non-Compete agreements		120,000	120,000

Accumulated amortization		(92,500)	(62,500

Accumulated impairment		(27,500)	(-)

		$-	$57,500

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of non-compete agreements and determined that there was $27,500 impaired at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $30,000 each for the reporting period ended September 30, 2015 and 2014, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014
PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(177,500)	(117,500)

Accumulated impairment		(222,300)	(-)

		20,270	302,500

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(100,000)	(70,000

Accumulated impairment		(103,300)	(-)

		6,700	140,000

Total

Trademarks		630,000	630,000

Accumulated amortization		(277,500)	(187,500

Accumulated impairment		(325,600)	(-)

		$26,900	$442,500

Impairment Testing and Amortization Expense

(i)

 Impairment Testing

The Company completed the annual impairment testing of trademarks and determined that there was total $325,600 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $90,000 each for the reporting period ended September 30, 2015 and 2014, respectively.

Note 8 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	September 30, 2015	September 30, 2014
Acquisition of NPC

Goodwill	$1,200,000	$1,200,000

Accumulated impairment	(1,200,000)	(-)

	-	1,200,000

Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(1,661,287)	(-)

	55,316	1,716,603

Total

Acquired technologies	2,916,603	2,916,603

Accumulated impairment	(2,861,287)	(-)

	$55,316	$2,916,603

Impairment Testing

The Company completed the impairment testing of goodwill and determined that there was an impairment of $2,861,287 to the goodwill at September 30, 2015. The estimated fair value of goodwill was determined using discounted cash flow models. Due to an overall decline in the financial performance and anticipated future performance of PSI and NPC, it is estimated that future cash flows from PSI and NPC would not be sufficient to cover the carrying value of their goodwill. The amount of goodwill impaired in 2015 was $2,861,287 and was recorded in the accompanying consolidated statements of operations for fiscal year ended September 30, 2015.

Note 9 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2015	September 30, 2014
Website development costs	3	$22,809	$22,809

Less accumulated amortization		(22,809)	(17,261)

		$-	$5,548

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $5,548 and $8,435 for the reporting period ended September 30, 2015 and 2014, respectively.

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

The convertible notes payable are as follows:

	September 30, 2015	September 30, 2014
On April 16, 2014 the Company issued a note in the principal amount of $166,667 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two year from the date of issuance, convertible after 180 days from the payment date as of October 16, 2014 at the lesser of $0.70 or 65% of the two lowest trade prices for the 25 trade day period before the conversion date. On July 15, 2014 the Company accrued the one-time interest charge of $20,000 on the note.	$-	$166,667

On June 23, 2014 the Company issued a note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest if not being fully repaid on or before 90 days from the payment date. The note is due two years from the date of issuance, convertible after 180 days from the payment date as January 22, 2015 at the lesser of $0.70 or 65% of the two lowest trade price for the 25 trade day period before the conversion date. On September 23, 2014 the Company accrued the one-time interest charge of $6,667 on the note.	-	55,556

Face amount	-	222,223

Discount representing the original issue discount	(22,223)	(22,223)

Accumulated amortization of discount of notes payable	22,223	4,166

Remaining discount	(-)	(18,057)

Convertible notes payable, net	$-	$204,166

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

1 year

As of September 30, 2015, the estimated fair value of derivative liabilities on convertible notes of JMJ was $0 as the result of debt extinguishment.

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

As of September 30, 2015, there was no derivative liability associated with the warrants.

The table below provides a summary of the fair value of convertible notes and the tainted derivative warrant liability and the changes in the fair value of derivative liabilities including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)		Total
Balance, September 30, 2014		-		-

Purchases, issuances and settlements		(569,740)		(569,740)

Transfers in and/or out of Level 3		-		-

Total gains or losses (realized/unrealized) included in:

Net income (loss)		569,740		569,740

Other comprehensive income (loss)		-		-

Balance, September 30, 2015	$	(-)	$	(-)

Note 12 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions
Management and significant stockholder

Andrew J. Kandalepas	Chairman, CEO and significant stockholder	Note receivable - Officer	Working capital

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Shareholder Loan	Working capital

Entity controlled by significant stockholder

National Pain Centers, LLC	An entity owned and controlled by Dr. Jay Joshi, MD, Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Management services provided to NPC, LLC	Management of medical practices.

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

Note Receivable – Chairman, President and CEO

	September 30, 2015	September 30, 2014

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

	$250,000	$250,000

Repayments from inception to date	(52,972)	(35,000)

Remaining balance	197,028	215,000

Current maturity of note receivable - Chairman, President and CEO	(36,299)	(127,233)

Note receivable - Chairman, President and CEO, net of current maturity	$160,729	$87,767

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

Operating Lease - WCUI

On February 5, 2015, the Company entered into a non-cancellable lease, for office space in Illinois with a third party for $2,184.29 per month for a period of 18 months from January 1, 2015 through June 30, 2016.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2016	19,659
$19,659

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2016	21,500
$21,500

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable Sub-lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month. On January 1, the Company renewed the Lease for a period of 12 Months from the date of signing at $1,600 per month

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:
2016 ( remainder of the year)	19,200
$19,200

Note 14 – Stockholders’ Equity (Deficit)

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

In July 2014, the Company sold 174,000 equity units consisting of one (1) common share and a warrant to purchase two (2) common shares with an exercise price of $0.30 per share, expiring five (5) years from the date of issuance, at $0.25 per unit or $43,500; $31,320 ($0.18 per common share) and $12,180 ($0.07 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On August 28, 2014, warrants to purchase 1,550,000 shares with an exercise price of $0.01 per share were exercised by a shareholder for $15,500 in cash.

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

In August, 2015, the Company sold 966,666 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.25 per share, expiring five (5) years from the date of issuance, at $0.075 per unit or $72,500; $39,730 ($0.04per common share) and $32,770 ($0.03 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

In September 2015, the Company sold 555,555 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.009 per unit or $50,000; $26,650 ($0.05 per common share) and $23,350 ($0.04 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

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

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per value, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees. No shares issued for consulting fees during the reporting period ending September 30, 2015.

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

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

On February 28, 2014, the Company issued an option to purchase 1,800,000 shares of its common stock to two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance

On July 1, 2014, the Company issued an option to purchase 750,000 shares of its common stock to one officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance

On September 30, 2014, the Company issued an option to purchase 250,000 shares of its common stock to an officer of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance.

The assumptions used for options granted during the year ended September 30, 2014 are as follows:

Exercise price	$0.125-0.40
Expected dividends	-%
Expected volatility	47.58-57.09%
Risk free interest rate	0.51-0.80%
Expected life of option	5

During the fiscal year ended September 30, 2015, the Company recorded $225,880 for options issued as salaries - officers.

During the quarter ended December 31, 2014, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.1100 per share expiring five (5) years from the date of issuance

During the quarter ended March 31, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance

During the quarter ended June 30, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance

During the quarter ended September 30, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.130 per share expiring five (5) years from the date of issuance

On May 15, 2015, the Company issued an option to purchase 150,000 shares of its common stock to an officer of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance

The assumptions used for options granted during the year ended September 30, 2015 are as follows:

Exercise price	$0.11-0.19
Expected dividends	-%
Expected volatility	126.07-148.32%
Risk free interest rate	0.73-0.89%
Expected life of option	5

During the fiscal year ended September 30, 2015, the Company recorded $79,631 for options issued as salaries - officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, September 30, 2013	3,260,000	$0.01 - 2.00	$0.64	$1,178,718	$-

Granted	2,312,500	0.125-0.40	0.40	225,880	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-		-	-

Balance, September 30, 2014	5,572,500	$0.01 - 2.00	$0.54	$1,404,598	$-

Granted	1,200,000	0.11-0.25	0.15	79,631	-

Canceled	-	-	-	-	-

Exercised	(1,600,000)	-	-	-	-

Expired	-	-	-	-	-

Vested and exercisable, September 30, 2015	5,172,500	$0.01 - 2.00	$0.60	$1,514,329	$-

Unvested, September 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding		Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01	200,000	.	0.62	0.01	200,000	0.62	0.01

$0.44	50,000		1.95	0.44	50,000	1.95	0.44

$1.00	750,000		5.69	1.00	750,000	5.69	1.00

$2.00	650,000		6.90	2.00	650,000	6.90	2.00

$0.75	10,000		3.44	0.75	10,000	3.44	0.75

$0.40	1,800,000		3.92	0.40	1,800,000	3.92	0.40

$0.40	250,000		4.25	0.40	250,000	4.25	0.40

$0.13	262,500		4.50	0.13	262,500	4.50	0.13

$0.13	262,500		4.50	0.13	262,500	4.50	0.13

$0.13	262,500		4.50	0.13	262,500	4.75	0.13

$0.25	150,000		4.62	0.25	150,000	4.62	0.25

$0.14	262,500		4.75	0.14	262,500	4.75	0.14

$0.13	262,500		5.00	0.13	262,500	5.00	0.13

$0.01 - 2.00	5,172,500		4.22	$0.60	5,172,500	3.49	$0.60

As of September 30, 2015, there were 2,327,500 shares of stock options remaining available for issuance under the 2010 Plan.

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

In February 2015, the Company issued warrants to purchase 2,874,144 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance with loan conversion.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

February 26, 2015
Expected life (year)	5

Expected volatility (*)	52.31%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.54%

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

The estimated fair value of the 12,354,290 warrants was $0.01 per warrant share or $155,482, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

The estimated fair value of the 2,874,144 warrants was $0.01 per warrant share or $52,000, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

April 9 2015 and April 18 Issuances

In April 2015, the Company issued warrants to purchase 428,572 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance with loan conversion.

In April 2015, the Company issued warrants to purchase 500,000 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance for consultant services.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	April 9, 2015	April 18, 2015
Expected life (year)	5	5

Expected volatility (*)	51.75%	51.69%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.40%	1.33%

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

The estimated fair value of the warrants was $0.057 and $0.047 per warrant share or $28,800 and $23,600, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

April 2015 and July 19 Issuances

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

August 18 2015 and September 10 Issuances

In August 2015, the Company issued warrants to purchase 966,666 shares with an exercise price of $0.25 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

In September 2015, the Company issued warrants to purchase 555,555 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	August 18, 2015	September 10, 2015
Expected life (year)	5	5

Expected volatility (*)	145.49%	147.59%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.60%	1.55%

The estimated fair value of the warrants was $0.03 and $0.04 per warrant share or $32,770 and $23,350, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, September 30, 2013	14,396,293	$0.01-2.31	$0.42	$1,289,152	$-

Granted	1,708,393	0.40-0.665	0.44	180,719	-

Canceled	-	-	-	-	-

Exercised	(1,500,000)	-	-	-	-

Expired	-	-		-	-

Balance, September 30, 2014	14,554,686	$0.01-2.31	$0.46	$1,469,871	$-

Granted	22,616,892	0.15-0.25	0.15-0.25	427,183	-

Canceled	-	-	-	-	-

Exercised	(800,000)	0.01	0.01	-	-

Expired	-	-	-	-	-

Balance, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934	$-

Earned and exercisable, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934	$-

Unvested, September 30, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.01 – 2.31	36,371,578	3.67	$0.30	36,371,578	3.67	$0.30

Note 15 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At September 30, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $9,826,871 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $3,341,136 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization. The valuation allowance increased approximately $1,381,152 and $1,002,394 for the reporting period ended September 30, 2015 and 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	September 30, 2015	September 30, 2014
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$3,341,136	$1,959,984

Less valuation allowance	(3,341,136)	(1,959,984)

Deferred tax assets, net of valuation allowance	$-	$-

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

Reporting Period Ending Date	Date Tax Return Filed	Remaining Subject to Audit (Y/N)
September 30, 2012	09/06/2013	Y

September 30, 2013	09/15/2014	Y

September 30, 2014	09/15/2015	Y

Note 16 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2015 and 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

(ii)

Management of Client Services: which it stems from NPC, its wholly-owned subsidiary it acquired on February 28, 2014. NPC engages in management of top-tier medical practices in the interventional and multi-modal pain management sector.

(iii)

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments
	September 30, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
ASSETS
Current Assets
Cash	20,218	4,597	5,951	3,461	34,227
Note receivable- PDC JV	-	-	-	-	-
Accounts receivable	-	-	-	-	-
Inventories	-	200,783	-	12,718	213,501
Current maturity of note receivable - Chairman and CEO	36,299	-	-	-	36,299
Prepayments and other current assets	26,563	-	-	8	26,571
Total current assets	83,080	205,380	5,951	16,187	310,598

Property and Equipment
Property and equipment	18,390	121,608	-	4,696	144,694
Accumulated depreciation	(9,839)	(103,646)	-	(1,585)	(115,070)
Property and equipment, net	8,551	17,962	-	3,111	29,624

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	5,000	-	356,290	361,290
Accumulated amortization	-	(1,191)	-	(53,656)	(54,847)
Patents and exclusive licenses, net	-	3,809	-	302,634	306,443

Acquired Technologies
Acquired technologies	-	-	-	-	-
Acquired technologies - PSI	-	2,095,000	-	-	2,095,000
Accumulated amortization - PSI	-	(322,973)	-	-	(322,973)
Accumulated impairment - PSI	-	(1,749,027)	-	-	(1,749,027)
Acquired technologies, net	-	23,000	-	-	23,000

Non-Compete Agreements
Non-compete Agreement - PSI	-	120,000	-	-	120,000
Accumulated amortization - PSI	-	(92,500)	-	-	(92,500)
Accumulated impairment - PSI	-	(27,500)	-	-	(27,500)
Non-compete agreements, net	-	-	-	-	-

Trademarks
Trademarks	-	-	-	-	630,000
Trade Mark:TM - PL	-	420,000	-	-	-
Trade Mark:TM - PS	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	(277,500)
Accumulated amortization - PL	-	(177,500)	-	-	-
Accumulated amortization - PS	-	(100,000)	-	-	-
Accumulated impairment	-		-	-	(325,600)
Accumulated impairment - PL	-	(219,600)	-	-	-
Accumulated impairment - PS	-	(106,000)	-	-	-
Trademarks, net	-	26,900	-	-	26,900

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(22,809)	-	-	-	(22,809)
Website development costs, net	-	-	-	-	-

Goodwill
Goodwill	-	-	-	-	2,916,603
Goodwill - NPC	-	-	1,200,000	-	-
Goodwill - PSI	-	1,716,603	-	-	-
Accumulated impairment	-	(1,661,287)	-	-	(2,861,287)
Accumulated impairment - NPC	-	-	(1,200,000)	-	-
Goodwill, net	-	55,316	-	-	55,316

Other assets
Note receivable - Chairman and CEO, net of current maturity	160,729	-	-	-	160,729
Security deposits	-	1,760	-	-	1,760
Total other assets	160,729	1,760	-	-	162,489

Total assets	252,360	334,127	5,951	321,932	914,370

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	Ended
	September 30, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authorication and Encryption	Total
Revenue
Consulting services	-	-	-	35,000	35,000
Management services - related party	-	-	337,368	-	337,368
Sales	1,358	-	-	59,385	60,743

Total revenue	1,358	-	337,368	94,385	433,111

Cost of goods sold	1,644	-	-	120,155	121,799

Gross margin	(286)	-	337,368	(25,770)	311,312

Operating expenses
Consulting fees	352,061	66,558	-	-	418,619
Professional fees	354,560	63,589	60,756	-	478,905
Rent expense - related party	25,677	-	-	-	25,677
Rent expense	-	25,680	21,700	25,600	72,980
Research and development	-	-	-	-	-
Salaries - officers	231,007	-	206,640	147,800	585,447
Salaries - others	-	-	91,259	-	91,259
Selling expenses	-	-	-	-	-
Depreciation and amortization	161,357	225,002	-	43,495	429,854
Impairment of intangible assets and goodwill	-	3,763,414	1,200,000	-	4,963,414
General and administrative expenses	81,918	115,098	34,661	84,493	316,170

Total operating expenses	1,206,580	4,259,341	1,615,016	301,388	7,382,325

Loss from continuing operations	(1,206,866)	(4,259,341)	(1,277,648)	(327,158)	(7,071,013)

Note 18 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as followed:

On October 2, 2015, the Company entered into a Consulting agreement (the "Consulting Agreement") with a consulting firm (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to create awareness for the Company in the market for a period of 60 days from the date of signing. As consideration for services, the Company would grant 300,000 restricted shares of its common stock.

On December 22, 2015, cancelled the advisory agreement dated May 21, 2015with Delaney Equity Group Inc. for a final payment of $3,000 in advisor fees and 100,000 shares of its common stock instead of the 200,000 shares in section 5.a.v of the agreement.

For the quarter period ended December 31, 2015 , the Company raised $409,000 from the issuance of (i) 4,200,001 common shares of the Company; (ii) warrants to purchase 5,750,001 common shares with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.09 and $0.10 per unit or a net proceeds of $409,000.

In January 2016 , the Company raised $130,200 from the issuance of (i) 968,667 common shares of the Company; (ii) warrants to purchase 1,119,667 common shares with an exercise price of $0.10 and $0.15 per share, expiring five (5) years from the date of issuance.