Form 10-Q
period 2015-12-31
Wellness Center USA, Inc.
filed 2016-02-22
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes      .  No  X .

State the number of shares issued and outstanding of each of the issuer’s classes of common equity, as of December 31, 2015: 71,539,685 shares of issued common stock.

WELLNESS CENTER USA, INC.

FORM 10-Q

December 31, 2015

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3	Quantitative and Qualitative Disclosures About Market Risk	67
Item 4.	Control and Procedures	67

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	67
Item 1A	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures.	67
Item 5.	Other Information	68
Item 6.	Exhibits	68

SIGNATURE

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wellness Center USA, Inc.

December 31, 2015 and 2014

Wellness Center USA, Inc.
Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$135,599	$34,227
Inventories	213,470	213,501
Current maturity of note receivable - Chairman and CEO	38,409	36,299
Prepayments and other current assets	20,276	26,571
Total current assets	407,754	310,598

Property and Equipment
Property and equipment	104,042	104,042
Accumulated depreciation	(76,708)	(74,418)
Property and equipment, net	27,334	29,624

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	361,290	361,290
Accumulated amortization	(76,328)	(54,847)
Patents and exclusive licenses, net	284,962	306,443

Acquired Technologies
Acquired technologies	2,095,000	2,095,000
Accumulated amortization	(323,086)	(322,973)
Accumulated impairment	(1,749,027)	(1,749,027)
Acquired technologies, net	22,887	23,000

Non-Compete Agreements
Non-compete agreements	120,000	120,000
Accumulated amortization	(92,500)	(92,500)
Accumulated impairment	(27,500)	(27,500)
Non-compete agreements, net	-	-

Trademarks
Trademarks	630,000	630,000
Accumulated amortization	(278,060)	(277,500)
Accumulated impairment	(325,600)	(325,600)
Trademarks, net	26,340	26,900

Website Development Costs
Website development costs	22,809	22,809
Accumulated amortization	(22,809)	(22,809)
Website development costs, net	-	-

Goodwill
Goodwill	1,716,603	2,916,603
Accumulated impairment	(1,661,287)	(2,861,287)
Goodwill, net	55,316	55,316

Other assets
Note receivable - Chairman and CEO, net of current maturity	146,983	160,729
Security deposits	1,760	1,760
Total other assets	148,743	162,489

Total assets	$973,336	$914,370

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$119,344	$114,454
Accrued payroll - officers	132,051	132,051
Accrued payroll liabilities	37,135	30,931
Credit cards payable	58	298
Deferred revenues	25,000	37,500
Advances from related party	27,690	40,773
Notes payable	196,323	114,023
Accrued expenses and other current liabilities	384,615	456,832
Total current liabilities	922,216	926,862

Total liabilities	922,216	926,862

Commitments and Contingencies

Stockholders' Equity

Common stock par value $0.001: 75,000,000 shares authorized; 71,539,685 and 64,539,684 shares issued and outstanding, respectively	71,540	64,540
Additional paid-in capital	15,164,809	14,534,003
Accumulated deficit	(15,077,491)	(14,535,935)
Total WCUI stockholders' equity	158,858	62,609

Non-controlling interest	(107,738)	(75,101)

Total liabilities and stockholders' equity	$973,336	$914,370

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Revenue
Client services	$7,500	$-
Management services - related party	111,702	85,490
Sales	7,224	17,819

Total revenue	126,426	103,309

Cost of goods sold	27,561	274

Gross margin	98,865	103,035

Operating expenses
Consulting fees	195,552	159,768
Professional fees	157,177	54,235
Rent expense	24,367	19,339
Salaries - officers	144,030	158,608
Salaries - others	25,838	26,678
Selling expenses	1,290	-
Depreciation and amortization	1,643	117,650
General and administrative expenses	86,693	46,248

Total operating expenses	636,590	582,526

Loss from continuing operations	(537,725)	(479,491)

Other (income) expense
Change in derivative liabilities	-	(54,264)
Loss on loan extinguishment	40,000	-
Interest income - related party	(2,913)	(2,284)
Interest expense	82	-
Other (income)	(700)	-

Other (income) expense, net	36,469	(56,548)

Loss from continuing operations before income tax provision	(574,194)	(422,943)
Income tax provision	-	-

Loss from continuing operations	(574,194)	(422,943)

Net loss
Net loss before non-controlling interest	(574,194)	-
Net loss attributable to non-controlling interest	(32,638)	-

Net loss attributable to WCUI stockholders	$(541,557)	$(422,943)

Earnings per common share
- basic and diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding
- basic and diluted	66,898,921	46,269,700

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Statement of Stockholders' Equity
For the reporting period ended December 31, 2015 and September 30, 2015
(Unaudited)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total WCUI Stockholder's Equity	Non-controlling interest	Total Stockholders' Equity
Balance, September 30, 2015	64,539,683	$64,540	$14,534,003	$(14,535,935)	$62,609	$(75,101)	$(12,492)

Issuance of common shares and warrants for cash at $0.09 per share during quarter ending December 31, 2015	1,100,001	1,100	97,900	-	99,000	-	99,000

Issuance of common shares and warrants for cash at $0.10 per share during quarter ending December 31, 2015	3,100,000	3,100	306,900	-	310,000	-	310,000

Issuance of options for director services for the quarter ended December 31, 2015	-	-	5,806	-	5,806	-	5,806

Exercise of Warrant with the exercise price of $0.01 per share during the quarter ending December 31, 2015	500,000	500	4,500	-	5,000	-	5,000

Issuance of common shares for consulting valued at $0.09 per share on October 2, 2015 and October 12, 2015	1,200,000	1,200	106,800	-	108,000	-	108,000

Issuance of common shares for satisfaction of payable due at $0.10 per share on December 23, 2015	1,000,000	1,000	99,000	-	100,000	-	100,000

Issuance of common shares for cancellation of consulting services valued at $0.10 per share on December 23, 2015	100,000	100	9,900	-	10,000	-	10,000

Net loss	-	-	-	(541,557)	(541,557)	(32,638)	(574,194)

Balance, December 31, 2015	71,539,684	$71,540	$15,164,709	$(14,077,491)	$158,858	$(107,738)	$51,120

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(574,194)	$(422,943)
Adjustments to reconcile net loss to net cash used in operating activities
Gain (loss) on redemption of debts	40,000	-
Common shares issued for compensation and services	118,000	149,633
Warrants and options issued for compensation and services	5,806	50,916
Amortization of original interest discount	-	58,179
Depreciation expense	2,290	3,961
Amortization expense	22,154	67,610
Change in fair value of derivative liability	-	(54,264)
Changes in operating assets and liabilities:
Inventories	32	(6,489)
Prepayments and other current assets	6,295	(810)
Interest receivable on note receivable from Chairman and CEO	-	(2,284)
Accounts payable	4,889	13,090
Accrued interest	82	-
Accrued salary - officers	-	(50,000)
Accrued payroll liabilities	6,204	(7,067)
Credit cards payable	(240)	2,910
Deferred revenue	(12,500)	(12,500)
Accrued expenses and other current liabilities	(12,299)	28,422

Net cash used in operating activities	(393,481)	(181,636)

Cash flows from financing activities:
Repayment of note receivable - Chairman and CEO	11,636	35,894
Advances from (repayments to) related parties	(13,083)	(35,489)
Proceeds from notes payable	82,300	100,000
Proceeds from sale of common stock and warrants net of issuance cost	409,000	-
Proceeds from exercise of warrants	5,000	-

Net cash provided by financing activities	494,853	100,405

Net change in cash	101,372	(81,231)

Cash at beginning of the reporting period	34,227	175,671

Cash at end of the reporting period	$135,599	$94,440

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash financing and investing activities:
Reclassification of equity instrument to derivative liabilities	$-	$439,034
Issuance of common stock for convertible notes conversion	$-	$90,572
Common shares issued for accrued expenses payable	$100,000	$-

See accompanying notes to the consolidated financial statements.

Wellness Center USA, Inc.

December 31, 2015 and 2014

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

The consolidated financial statements for the reporting period ended December 31, 2014 and 2013 have been presented to give retroactive effect to the discontinuance of the operations of CNS Wellness Florida, LLC.

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

Formation of Psoria Development Company, LLC

On January 15, 2015, the Company entered into a joint venture agreement between WCUI/PSI with The Medical Alliance Inc ("TMA"). The Company owns a 50% of interest in the newly formed entity Psoria Development Company, LLC (“ PDC”).

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

Basis of Presentation-Unaudited Interim Financial Information

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 29, 2016.

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

As of December 31, 2015, the non-controlling interest in PDC was $107,738 and is separately disclosed on the Consolidated balance Sheet.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayment and other current assets, accounts payable, accrued payroll – officers, credit cards payable, deferred revenue and accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015 and September 30, 2015.

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

There was $0 and $12,863 for doubtful accounts at December 31, 2015 and September 30, 2015.

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

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2015 or September 30, 2015.

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

There was no inventory obsolescence adjustments for the interim period ended December 31, 2015 and 2014.

There was no lower of cost or market adjustments for the interim period ended December 31, 2015 and 2014.

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Exclusive license agreements (*)	18

Acquired technologies	20

Non-compete agreements (**)	3-4

Patents	20

Trademarks (***)	7

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

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated

Derivative Instruments and Hedging Activities

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended December 31, 2015	For the Reporting Period Ended December 31, 2014
Stock Option Shares

Stock options issued in June, 2010 to the founder of the Company, upon formation, with an exercise price of $0.01 per share expiring five (5) years from the date of issuance. The options were exercised on June 30, 2015.	-	1,600,000

Stock options issued on November 30, 2010 to the members of the board of directors of the Company with an exercise price of $0.01 per share expiring five (5) years from the date of issuance. The options were exercised on December 31, 2015.	-	200,000

Stock options issued on March 13, 2012 to a consultant with an exercise price of $0.44 per share expiring five (5) years from the date of issuance	50,000	50,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on December 20, 2010 with an exercise price of $1.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	750,000	750,000

Stock options issued on August 24, 2012 for conversion of PSI stock options originally issued on February 22, 2012 with an exercise price of $2.00 per share expiring ten (10) years from the date of original issuance upon acquisition of PSI	650,000	650,000

Stock options issued on September 6, 2013 to the advisory board member of the Company with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	10,000	10,000

Stock options issued on February 28, 2014 to the two officers of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	1,800,000	1,800,000

Stock options issued on July 1, 2014 to the officer of the Company with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	250,000	200,000

Stock options issued on September 30, 2014 to the two officers of the Company with an exercise price of $0.125 per share expiring five (5) years from the date of issuance	262,500	262,500

Stock options issued on December 31, 2014 to the two officers of the Company with an exercise price of $0.11 per share expiring five (5) years from the date of issuance	262,500	262,500

Stock options issued on March 31, 2015 to the two officers of the Company with an exercise price of $0.19 per share expiring five (5) years from the date of issuance	262,500	262,500

Stock option issued on May 15, 2015 to the director of the Company with an exercise price of $0.25 per share expiring five (5) years from the date of issuance	150,000	150,000

Stock options issued on June 30, 2015 to the two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance	262,500	262,500

Stock options issued on September 30, 2015 to the two officers of the Company with an exercise price of $0.135 per share expiring five (5) years from the date of issuance	262,500	262,500

Stock options issued on December 31, 2015 to the one officer of the Company with an exercise price of $0.14 per share expiring five (5) years from the date of issuance	62,500	-

Sub-total: Stock option shares	5,035,000	5,840,000

Warrant Shares

Remaining unexercised warrants issued on November 10, 2010 to investors in connection with the Company’s November 10, 2010 equity financing with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	-	1,600,000

Remaining unexercised warrants originally issued on November 30, 2010 to investors with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	-	884,334

Remaining unexercised warrants issued on November 30, 2010 for services with an exercise price of $0.01 per share expiring five (5) years from the date of issuance	-	375,000

Warrants issued on March 8, 2012 to an investor with an exercise price of $0.50 per share expiring five (5) years from the date of issuance	190,000	190,000

Warrants issued on March 15, 2012 to an investor with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	75,000	75,000

Warrants issued on April 19, 2012 to an investor with an exercise price of $1.65 per share expiring five (5) years from the date of issuance	14,545	14,545

Warrants issued on May 9, 2012 to an investor with an exercise price of $2.16 per share expiring five (5) years from the date of issuance	9,091	9,091

Warrants issued on May 14, 2012 to investors with an exercise price of $2.25 per share expiring five (5) years from the date of issuance	18,182	18,182

Warrants issued between May 21 and 25, 2012 to investors with an exercise price of $2.31 per share expiring five (5) years from the date of issuance	112,955	112,955

Remaining unexercised warrants originally issued on September 25, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	236,666	236,666

Warrants issued on December 19, 2012 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	520,999	520,999

Warrants issued on February 27, 2013 and March 17, 2013 for services with an exercise price of $0.30 per share expiring five (5) years from the date of issuance	700,000	700,000

Warrants issued on March 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	3,096,603	3,096,603

Warrants issued on April 18, 2013 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	601,668	601,668

Warrants issued on May 9, 2013 to investors with an exercise price of $1.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Warrants issued on August 15, 2013 to investors with an exercise price of $0.75 per share expiring five (5) years from the date of issuance	4,121,250	4,121,250

Warrants issued on September 29, 2013 to an investor with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	250,000	250,000

Warrants issued on January 13, 2014 to investors with an exercise price of $0.40 per share expiring five (5) years from the date of issuance	793,333	793,333

Warrants issued on January 13, 2014 to investors with an exercise price of $0.45 per share expiring five (5) years from the date of issuance	228,572	228,572

Warrants issued on March 28, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance	150,000	150,000

Warrants issued on April 4, 2014 to the stockholders of SMI Holdings, Inc. with an exercise price of $0.665 per share expiring five (5) years from the date of issuance in connection with Asset Purchase Agreement.	131,266	131,266

Warrants issued on April 30, 2014 to investors with an exercise price of $0.65 per share expiring five (5) years from the date of issuance.	57,222	57,222

Warrants issued on July 22, 2014 to the investor with an exercise price of $0.30 per share expiring five (5) years from the date of issuance.	348,000	348,000

Warrants issued on February 26, 2015 to the investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	15,211,234	-

Warrants issued on April 9, 2015 to an investor with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	428,572	-

Warrants issued on April 18, 2015 to the consultant with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	500,000	-

Warrants issued in April 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	3,241,332	-

Warrants issued in June 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,713,333	-

Warrants issued in August 2015 to the investors with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	966,666	-

Warrants issued in September 2015 to the investors with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	555,555	-

Warrants issued in December 2015 to the investors with an exercise price of $0.15 per share expiring five (5) years from the date of issuance.	4,600,000	-

Sub-total: Warrant shares	40,012,245	14,554,686

Total contingent shares issuance arrangement, stock options or warrants	45,047,245	24,041,650

There were approximate 62,918 and 6,571,998 incremental common shares under the treasury stock method for the reporting period ended December 31, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

•

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•

 Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•

 Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•

 Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•

 Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Inventories

Inventories consisted of the following:

	December 31, 2015	September 30, 2015

Purchased parts for assembly – PSI/PDC	$81,267	$134,385

Finished goods - PSI	119,517	66,398

Raw material - StealthCo	12,686	12,718

	$213,470	$213,501

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2015 and 2014.

Lower of Cost or Market Adjustments

There were no lower of cost or market adjustments for the interim period ended December 31, 2015 and 2014.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015

Auto	3	$15,000	$15,000

Computer equipment	5	6,810	6,810

Furniture and fixture	7	24,966	24,966

Leasehold improvement	5	15,170	15,170

Medical and office equipment	5	18,889	18,889

Software	3	23,207	23,207

		104,042	104,042

Less accumulated depreciation		(76,708)	(74,418)

		$27,334	$29,624

(i)

Depreciation Expense

Depreciation expense was $2,290 and $3,961 for the reporting period ended December 31, 2015 and 2014, respectively.

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

Amortization Expense

Amortization expense was $64 and $63 for the reporting period ended December 31, 2015 and 2014.

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

(i)

Amortization Expense

Amortization expense was $21,417 for the reporting period ended December 31, 2015.

Summary of Patents and Exclusive Licenses

The patents and exclusive licenses were as follows:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015
PSI

Exclusive license	20	$5,000	$5,000

Accumulated amortization		(1,255)	(1,191)

Accumulated impairment		-	-

		3,745	3,809
Stealth Co

Patents	20	$356,290	$379,803

Accumulated amortization		(75,073)	(53,656)

Accumulated impairment		-	-

		281,217	302,634
Total

Patents and exclusive license		361,290	361,290

Accumulated amortization		(76,328)	(54,847)

Accumulated impairment		-	-

		$284,962	$306,443

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015
PSI

Acquired technologies	20	2,095,000	2,095,000

Accumulated amortization		(323,086)	(322,973)

Accumulated impairment		(1,749,027)	(1,749,027)

		22,887	23,000

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of acquired technologies and determined that there was $1,749,027 impaired at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $113 and $893 for the reporting period ended December 31, 2015 and 2014, respectively.

Non-compete Agreements

Non-compete agreements, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015
PSI

Non-Compete agreement	4	120,000	120,000

Accumulated amortization		(92,500)	(92,500)

Accumulated impairment		(27,500)	(27,500)

		$-	$-

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of non-compete agreements and determined that there was $27,500 impaired at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $0 and $7,500 for the reporting period ended December 31, 2015 and 2014, respectively.

Trademarks

Trademarks, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015
PSI

Trademark - Psoria-Light	7	420,000	420,000

Accumulated amortization		(177,780)	(177,500)

Accumulated impairment		(222,300)	(222,300)

		19,920	20,270

Trademark - Psoria-Shield	7	210,000	210,000

Accumulated amortization		(100,280)	(100,000)

Accumulated impairment		(103,300)	(103,300)

		6,420	6,700
Total

Trademarks		630,000	630,000

Accumulated amortization		(278,060)	(277,500)

Accumulated impairment		(325,600)	(325,600)

		$26,340	$26,900

Impairment Testing and Amortization Expense

(i)

 Impairment Testing

The Company completed the annual impairment testing of trademarks and determined that there was total $325,600 impairment to the fair value of intangible assets other than goodwill inclusive of acquired technologies, exclusive licenses, non-compete agreements, and trademarks at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $560 and $22,500 for the reporting period ended December 31, 2015 and 2014, respectively.

Note 7 – Goodwill

Goodwill, stated at cost, less accumulated impairment, if any, consisted of the following:

	December 31, 2015	September 30, 2015
Acquisition of NPC

Goodwill	$1,200,000	$1,200,000

Accumulated impairment	(1,200,000)	(1,200,000)

	-	-
Acquisition of PSI

Goodwill	1,716,603	1,716,603

Accumulated impairment	(1,661,287)	(1,661,287)

	55,316	55,316
Total

Acquired technologies	2,916,603	2,916,603

Accumulated impairment	(2,861,287)	(2,861,287)

	$55,316	$55,316

Impairment Testing

The Company completed the impairment testing of goodwill and determined that there was an impairment of $2,861,287 to the goodwill at September 30, 2015.

Note 8 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	December 31, 2015	September 30, 2015

Website development costs	3	$22,809	$22,809

Less accumulated amortization		(22,809)	(22,809)

		$-	$-

Impairment Testing and Amortization Expense

(i)

Impairment Testing

The Company completed the annual impairment testing of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at September 30, 2015.

(ii)

Amortization Expense

Amortization expense was $0 and $2,378 for the reporting period ended December 31, 2015 and 2014, respectively.

Note 9- Notes Payable

Notes payable consisted of the following:

	December 31, 2015	September 30, 2015

Note issued on May 14, 2014 for $2,000, with no interest and due upon demand.	2,000	2,000

Note issued on August 21, 2014 for $7,000, with no interest and due upon demand.	7,000	7,000

Note issued on May 6, 2015 for $20,000, with 3% interest, due in twelve months	20,000	20,000

Note issued on May 19, 2015 for $10,000, with 3% interest, due in six months, converted to shares on January 12, 2016. (Subsequent note).	10,000	10,000

Note issued on May 22, 2015 for $10,000, with 3% interest, due in twelve months	10,000	10,000

Note issued on June 2, 2015 for $10,000, with 3% interest, due in twelve months	10,000	10,000

Note issued on August 5, 2015 for $10,000, with 3% interest, due in six months, converted to shares on January 12, 2016. (Subsequent note).	5,000	5,000

Note issued on August 31, 2015 for $10,000, with 3% interest, due in six months, converted to shares on January 12, 2016. (Subsequent note).	10,000	10,000

Note issued on September 24, 2015 for $10,000, with 3% interest, due in twelve months,	10,000	10,000

Note issued on September 29, 2015 for $10,000, with 3% interest, due upon demand and converted to shares on January 12, 2016. (Subsequent note).	10,000	10,000

Note issued on September 30, 2015 for $20,000, due upon demand, converted to shares on January 14, 2016. (Subsequent note).	20,000	20,000

Note issued on October 5, 2015 for $3,500, with 3% interest, due upon demand, converted to shares on January 12, 2016. (Subsequent note).	3,500	-

Note issued on November 3, 2015 for $3,500, with 3% interest, due upon demand, converted to shares on January 12, 2016. (Subsequent note).	1,300	-

Note issued on October 20, 2015 for $50,000, with 10% simple interest, due in six months.	50,000	-

Notes issued on November 16, 2015 for $17,500, with 10% simple interest, due in six months	17,500	-

Note issued on November 18, 2015 for $10,000, with 3% interest, due upon demand, converted to shares on January 14, 2016. (Subsequent note).	10,000	-

	196,300	114,000
Long-term portion	(-)	(-)

	196,300	114,000
Discount on convertible notes payable	(-)	(-)

Current maturities, net of discount	$196,300	$114,000

Note 10 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Andrew J. Kandalepas	Chairman, CEO and significant stockholder	Note receivable - Officer	Working capital

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Shareholder Loan	Working capital

Entity controlled by significant stockholder

National Pain Centers, LLC	An entity owned and controlled by Dr. Jay Joshi, MD, Chief Medical Officer of the Company, President and CEO of NPC, stockholder and director	Management services provided to NPC, LLC	Management of medical practices.

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

Note Receivable – Chairman, President and CEO

	December 31, 2015	September 30, 2015

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

	$250,000	$250,000

Repayments from inception to date	(64,608)	(52,972)

Remaining balance	185,392	197,028

Current maturity of note receivable - Chairman, President and CEO	(38,409)	(36,299)

Note receivable - Chairman, President and CEO, net of current maturity	$146,983	$160,729

Note 11 – Commitments and Contingencies

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

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2016 (remainder of the year)	15,050
$15,050

Operating Lease - NPC

On January 1, 2015, the Company entered into a non-cancellable Sub-lease for office space in Vernon Hills, Illinois with a third party for a period of 12 months from the date of signing at $1,600 per month. On January 1, the Company renewed the Lease for a period of 12 Months from the date of signing at $1,600 per month

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Fiscal year ending September 30:

2016 ( remainder of the year)	14,400
$14.400

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

During the three months ended  December 31, 2015, the Company sold 1,100,001 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.09 per unit or $99,000; $54,747 ($0.05 per common share) and $44,253 ($0.04 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the three months ended December 31,  2015, the Company sold 3,000,000 equity units consisting of one (1) common share and a warrant to purchase one and 1/2 (1.5) common share with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.10 per unit or $300,000; $131,400 ($0.04 per common share) and $168,600 ($0.04 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the three months ended  December 31, 2015, the Company sold 100,000 equity units consisting of one (1) common share and a warrant to purchase one (1) common share with an exercise price of $0.15 per share, expiring five (5) years from the date of issuance, at $0.10 per unit or $10,000; $150 ($0.002 per common share) and $9,850 ($0.01 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock or Equity Units to Parties Other Than Employees for Acquiring Goods or Services

On October 24, 2014, the Company entered into a Agency agreement (the "Agency Agreement") with TMA (the "Consultant”). Per the Agency Agreement, the Consultant will be authorized by the Company to act as its exclusive Agent solely for the purpose of introducing the Company to specific third party contacts with the objective of possible business opportunity associated with PSI, the Company's wholly owned subsidiary, for a period of ninety (90) days from execution. The Company agrees to pay an amount equal to six (6)% of the computed value of any transaction that occurs between the Company and the Third party. On October 27, 2014, the Company issued a one-time document preparation fee in the form of 35,000 shares of the Company's common shares. On November 19, 2014, the Company issued additional 300,000 common shares for the joint venture valuation services. The shares were valued at $0.10 per share, the closing price on the issuance date, or $33,500, all of which were expensed as consulting fees.

In October, 2014, the Company issued 893,333 shares of its common stock to Arthur Douglas and Associates Inc for their consulting services. The shares were valued at $0.13 per shares, the most recent PPM price, or $116,133, which were expensed as consulting fees.

During the three months ended September 30, 2015, the Company issued 750,000 shares of its common stock to consultants for their consulting services. The shares were valued at $0.075 per shares, the most recent PPM price, or $56,250, which were expensed as consulting fees.

On October 2, 2015, the Company entered into a Consulting agreement (the "Consulting Agreement") with BW Consulting (the "Consultant”). Under the terms and conditions of the Consulting Agreement, the Consultant agreed to create awareness for the Company in the market for a period of 60 days from the date of signing.  As consideration for services, the Company issued 300,000 restricted shares of its common stock. The shares were valued at $0.09 per share, the most recent PPM price, or $27,000, all of which were expensed as consulting fees.

On October 12, 2015, the Company issued 900,000 shares of its common stock to Arthur Douglas and Associates Inc. for consulting fees. The shares were valued at $0.09 per share, the most recent PPM price, or $81,000, all of which were expensed as consulting fees.

On December 22, 2015, the Company cancelled the advisory agreement dated May 21, 2015 with Delaney Equity Group Inc. for a final payment of $3,000 in advisor fees and 100,000 shares of its common stock instead of the 200,000 shares in section 5.a.v of the agreement. The shares were valued at $0.10 per share, the most recent PPM price, or $10,000, all of which were expensed as consulting fees.

On December 23, 2015, the Company issued 1,000,000 shares of its common stock to Arthur Douglas and Associates Inc. for a satisfaction of a payment for consulting fees due of $60,000. The shares were valued at $0.10 per share, the most recent PPM price, or $100,000. The Company record $40,000 as loss from extinguishment of debt.

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

The assumptions used for options granted during the year ended September 30, 2014 are as follows:

Exercise price	$0.125 - 0.40
Expected dividends	-%
Expected volatility	47.58 - 57.09%
Risk free interest rate	0.51 - 0.80%
Expected life of option	5

During the fiscal year ended September 30, 2014, the Company recorded $225,880 for options issued as salaries - officers.

During the quarter ended December 31, 2014, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.1100 per share expiring five (5) years from the date of issuance.

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

During the quarter ended September 30, 2015, the Company issued an option to purchase 262,500 shares of its common stock to two officers of the Company with an exercise price of $0.130 per share expiring five (5) years from the date of issuance.

The assumptions used for options granted during the year ended September 30, 2015 are as follows:

Exercise price	$0.11 - 0.19
Expected dividends	-%
Expected volatility	126.07 - 148.32%
Risk free interest rate	0.73 - 0.89%
Expected life of option	5

During the fiscal year ended September 30, 2015, the Company recorded $79,631 for options issued as salaries - officers.

During the quarter ended December 31, 2015, the Company issued an option to purchase 62,500 shares of its common stock to one officer of the Company with an exercise price of $0.14 per share expiring five (5) years from the date of issuance.

The assumptions used for options granted during the reporting period ended December 31, 2015 are as follows:

Exercise price	$0.10
Expected dividends	-%
Expected volatility	139.01%
Risk free interest rate	1.19%
Expected life of option	5

During the three months ended December 31, 2015, the Company recorded $5,806 for options issued as salaries – officers.

Summary of the Company’s Stock Option Activities

The table below summarizes the Company’s stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, September 30, 2015	5,172,500	$0.01 - 2.00	$0.60	$1,514,329	$-

Granted	62,500	0.11-0.25	0.14	5,806	-

Canceled	-	-	-	-	-

Exercised	(200,000)	0.01	0.01	-	-

Expired	-	-	-	-	-

Vested and exercisable, December 31, 2015	5,035,000	$0.01 - 2.00	$0.60	$1,520,135	$-

Unvested, December 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.44	50,000	1.20	0.44	50,000	1.20	0.44

$1.00	750,000	4.94	1.00	750,000	4.94	1.00

$2.00	650,000	6.14	2.00	650,000	6.14	2.00

$0.75	10,000	2.68	0.75	10,000	2.68	0.75

$0.40	1,800,000	3.16	0.40	1,800,000	3.16	0.40

$0.40	250,000	3.50	0.40	250,000	3.50	0.40

$0.13	262,500	3.75	0.13	262,500	3.75	0.13

$0.13	262,500	4.00	0.11	262,500	4.00	0.11

$0.13	262,500	4.25	0.19	262,500	4.75	0.19

$0.25	150,000	4.37	0.25	150,000	4.37	0.25

$0.14	262,500	4.50	0.14	262,500	4.50	0.14

$0.13	262,500	4.75	0.13	262,500	4.75	0.13

$0.14	62,500	5.00	0.15	62,500	5.00	0.15

$0.01 - 2.00	5,035,000	4.15	$0.62	5,035,000	4.15	$0.62

As of December 31, 2015, there were 2,425,000 shares of stock options remaining available for issuance under the 2010 Plan.

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

April 13, 2015 and June 19 Issuances

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

October 2015 and December 2015 Issuances

In October 2015, the Company issued warrants to purchase 1,100,001 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

In December 2015, the Company issued warrants to purchase 4,600,000 shares with an exercise price of $0.15 per share expiring five (5) years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	October, 2015	December, 2015
Expected life (year)	5	5

Expected volatility (*)	167.29%	167.29%

Expected annual rate of quarterly dividends	0.00%	0.00%

Risk-free rate(s)	1.60%	1.55%

The estimated fair value of the warrants was $0.0727 and $0.0857 per warrant share or $79,970 and $394,220, respectively, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2015	36,371,578	$0.01-2.31	$0.32	$1,897,292		$-

Granted	5,700,001	0.15-0.25	0.15	222,703		-

Canceled	-	-	-	-		-

Exercised	(300,000)	0.01	0.01	(-)		-

Expired	(1,759,334)	-	-	(38)		-

Balance, December 31, 2015	40,012,245	$0.01 - 2.31	$0.28	$2,119,957	$

Earned and exercisable, December 31, 2015	40,012,245	$0.01 - 2.31	$0.28	$2,119,957		$-

Unvested, December 31, 2015	-	$-	$-	$-		$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	40,012,245	3.65	$0.28	40,012,245	3.65	$0.28

Note 13 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2015 and September 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments
	December 31, 2015
ASSETS	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Current Assets
Cash	87,740	22,747	10,250	14,862	135,599
Inventories	-	200,784	-	12,686	213,470
Current maturity of note receivable - Chairman and CEO	38,409	-	-	-	38,409
Prepayments and other current assets	16,924	-	2,700	652	20,276
Total current assets	143,073	223,531	12,950	28,200	407,754

Property and Equipment
Property and equipment	18,390	80,956	-	4,696	104,042
Accumulated depreciation	(10,745)	(64,114)	-	(1,849)	(76,708)
Property and equipment, net	7,645	16,842	-	2,847	27,334

Patents and Exclusive Licenses
Patents and exclusive licenses and patents	-	5,000	-	356,290	361,290
Accumulated amortization	-	(1,255)	-	(75,073)	(76,328)
Patents and exclusive licenses, net	-	3,745	-	281,217	284,962

Acquired Technologies
Acquired technologies - PSI	-	2,095,000	-	-	2,095,000
Accumulated amortization - PSI	-	(323,086)	-	-	(323,086)
Accumulated impairment - PSI	-	(1,749,027)	-	-	(1,749,027)
Acquired technologies, net	-	22,887	-	-	22,887

Non-Compete Agreements
Non-compete Agreement - PSI	-	120,000	-	-	120,000
Accumulated amortization - PSI	-	(92,500)	-	-	(92,500)
Accumulated impairment - PSI	-	(27,500)	-	-	(27,500)
Non-compete agreements, net	-	-	-	-	-

Trademarks
Trademarks	-	-	-	-	630,000
Trade Mark:TM - PL	-	420,000	-	-	-
Trade Mark:TM - PS	-	210,000	-	-	-
Accumulated amortization	-	-	-	-	(278,060)
Accumulated amortization - PL	-	(177,780)	-	-	-
Accumulated amortization - PS	-	(100,280)	-	-	-
Accumulated impairment	-	-	-	-	(325,600)
Accumulated impairment - PL	-	(325,600)	-	-	-
Accumulated impairment - PS	-	-	-	-	-
Trademarks, net	-	26,340	-	-	26,340

Website Development Costs
Website development costs	22,809	-	-	-	22,809
Accumulated amortization	(22,809)	-	-	-	(22,809)
Website development costs, net	-	-	-	-	-

Goodwill
Goodwill	-	-	-	-	2,916,603
Goodwill - NPC	-	-	1,200,000	-	-
Goodwill - PSI	-	1,716,603	-	-	-
Accumulated impairment	-	(1,661,287)	-	-	(2,861,287)
Accumulated impairment - NPC	-	-	(1,200,000)	-	-
Goodwill, net	-	55,316	-	-	55,316

Other assets
Note receivable - Chairman and CEO, net of current maturity	146,983	-	-	-	146,983
Security deposits	-	1,760	-	-	1,760
Total other assets	146,983	1,760	-	-	148,743
Total assets	297,701	350,421	12,950	312,264	973,336

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	Ended
	December 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Revenue
Consulting services	-	-	-	7,500	7,500
Management services - related party	-	-	111,702	-	111,702
Sales	2,224	-	-	5,000	7,224

Total revenue	2,224	-	111,702	12,500	126,426

Cost of goods sold	2,487	3,665	-	21,409	27,561

Gross margin	(263)	(3,665)	111,702	(8,909)	98,865

Operating expenses
Consulting fees	175,252	20,300	-	-	195,552
Professional fees	86,851	52,893	17,433	-	157,177
Rent expense - related party	6,597	-	-	-	6,597
Rent expense		6,420	4,800	6,550	17,770
Salaries - officers	63,993	-	46,154	33,883	144,030
Salaries - others	-	-	25,838	-	25,838
Selling expenses	-	1,290	-	-	1,290
Depreciation and amortization	906	737	-	21,681	23,324
General and administrative expenses	29,561	24,731	5,587	5,133	65,012

Total operating expenses	363,160	106,371	99,812	67,247	636,590

Loss from continuing operations	(363,423)	(110,036)	11,890	(76,156)	(537,725)

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as followed:

Sale of Common Stock or Equity Units

In January 2016, the Company raised $140,200 from the issuance of (i) 1,068,667 common shares of the Company; (ii) warrants to purchase 1,219,667 common shares with an exercise price of $0.10 and $0.15 per share, expiring five (5) years from the date of issuance.

Conversions to Common Stock

In January 2016, a note holder converted $20,000 of a note dated September 30, 2015 into 200,000 shares with 300,000 warrant shares at $0.15 exercise price expiring five (5) years from the date of issuance.

In January 2016, a note holder converted $25,000 of three notes dated from May 19, 2015 to August 31, 2015 into 250,000 shares with 375,000 warrant shares at $0.15 exercise price expiring five (5) years from the date of issuance.

In January 2016, a note holder converted $4,800 of two notes dated from October 5, 2015 to November 3, 2015 into 48,000 shares with 72,000 warrant shares at $0.15 exercise price expiring five (5) years from the date of issuance.

In January 2016, a note holder converted $20,000 of two notes dated from September 29, 2015 to November 18, 2015 into 200,000 shares with 300,000 warrant shares at $0.15 exercise price expiring five (5) years from the date of issuance.

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

Analysis of Financial Condition and Results of Operations

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

For the three months ended December 31, 2015, we earned $126,426 in revenues, incurred $27,561 in cost of revenues, resulting in $98,865 in gross margin. We expended $195,552; $157,177; $24,367; $171,158; and $88,336; in consulting fees, professional fees, rent, personnel, and general and administrative expenses, respectively. We had loss from operations of $537,725 for the three months ended December 31, 2015.

For the three months ended December 31, 2014, we earned $103,309 in revenues, incurred $274 in cost of revenues, resulting in $103,035 in gross margin. We expended $159,768; $54,235; $19,339; $185,286; and $163,898; in consulting fees, professional fees, rent, personnel, selling and general and administrative expenses, respectively. We had loss from operations of $479,491 for the three months ended December 31, 2014.

Results of Operations by Segment

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	Ended
	December 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Revenue
Consulting services	-	-	-	7,500	7,500
Management services - related party	-	-	111,702	-	111,702
Sales	2,224	-	-	5,000	7,224

Total revenue	2,224	-	111,702	12,500	126,426

Cost of goods sold	2,487	3,665	-	21,409	27,561

Gross margin	(263)	(3,665)	111,702	(8,909)	98,865

Operating expenses
Consulting fees	175,252	20,300	-	-	195,552
Professional fees	86,851	52,893	17,433	-	157,177
Rent expense - related party	6,597	-	-	-	6,597
Rent expense		6,420	4,800	6,550	17,770
Salaries - officers	63,993	-	46,154	33,883	144,030
Salaries - others	-	-	25,838	-	25,838
Selling expenses	-	1,290	-	-	1,290
Depreciation and amortization	906	737	-	21,681	23,324
General and administrative expenses	29,561	24,731	5,587	5,133	65,012

Total operating expenses	363,160	106,371	99,812	67,247	636,590

Loss from continuing operations	(363,423)	(110,036)	11,890	(76,156)	(537,725)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of December 31, 2015, our cash balance was $135,599. Management estimated that our current monthly burn rate is approximately $131,160. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the three months ended December 31, 2015, we raised $82,300 and $414,000 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

PSI’s founder and past president, Mr. Scott Johnson, filed a provisional patent application covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light, including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted claiming the prior filing date of the initial provisional application. The first non-provisional application describes a unique distance sensor located at the tip of the Psoria-Light hand-piece, which detects the treatment site based on a projected field. The sensor can detect electrolytic/conductive surfaces, such as human skin, without requiring any physical or direct electrical contact. Further, the unique sensor can sense the treatment site at any point about the tip of the hand-piece and without causing any attenuation of the therapeutic UV light output. The second non-provisional application describes the integration and use of a digital camera in the Psoria-Light, including the location of the digital camera and how and when it is used to conveniently correspond to real-life treatment routines, how images are displayed and captured to memory, and how the images are arranged in patient records are illustrated. Additionally, the second non-provisional application describes the inclusion of clinician defined variables, such as health-related quality of life scores, and their placement into a graphical arrangement relative to treatment site images. Both the initial provisional patent application and the two non-provisional patent applications are owned by Mr. Johnson, who  has granted PSI the  sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the initial provisional patent application, any non-provisional patent applications filed by him covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

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

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on January 29, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended December 31, 2015.

Going Concern

Our independent registered public accounting firm issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

*Filed herewith.

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

WELLNESS CENTER USA, INC.

Date: February 22, 2016	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	February 22, 2016
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 22, 2016
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	February 22, 2016
Jay Joshi, M.D.