Form 10-Q/A
period 2015-12-31
Wellness Center USA, Inc.
filed 2016-02-25
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 22, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

__________________

* Previously filed with Form 10-Q for the period ended December 31, 2015 on February 22, 2016.

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

WELLNESS CENTER USA, INC.

Date: February 25, 2016	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	February 25, 2016
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	February 25, 2016
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	February 25, 2016
Jay Joshi, M.D.

5