Form 10-Q
period 2016-03-31
Wellness Center USA, Inc.
filed 2016-06-01
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes      .  No  X .

The number of shares issued and outstanding of each of the issuer’s classes of common equity, as of May 31, 2016:  74,903,352 shares of issued common stock.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2016

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Control and Procedures	28

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURES

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash	$200,948	$34,227
Inventories	186,826	213,501
Current maturity of note receivable - Chairman and CEO	-	36,299
Prepaid expenses and other current assets	3,205	26,571
Total Current Assets	390,979	310,598

Property and equipment, net	19,495	29,624
Intangible assets, net	321,093	356,343
Goodwill, net	55,316	55,316
Note receivable - Chairman and CEO, net of current maturity	-	160,729
Other assets	1,760	1,760
Total Other Assets	397,664	603,772

TOTAL ASSETS	$788,643	$914,370

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$568,267	$602,539
Accrued payroll - officers	132,051	132,051
Deferred revenue	12,500	37,500
Advances from related party	37,504	40,773
Notes payable	126,500	114,000
Total Current Liabilities	876,822	926,863

Shareholders' Deficit
Common stock, par value $0.001, 75,000,000 shares authorized; 74,371,352 and 64,539,684 shares issued and outstanding	74,372	64,540
Additional paid-in capital	15,630,267	14,534,003
Shares to be issued	75,000	-
Accumulated deficit	(15,748,659)	(14,535,935)
Total WCUI shareholders' equity	30,980	62,608

Non-controlling interest	(119,159)	(75,101)
Total Shareholder's deficit	(88,179)	(12,493)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$788,643	$914,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Sales:
Product sales, trade	$61,287	$18,460	$68,511	$36,279
Product sales, related party	54,117	-	54,117	-
Consulting services	7,500	-	15,000	-
Management services to related party	101,843	98,720	213,545	184,210
Total Sales	224,747	117,180	351,173	220,489

Cost of goods sold	39,641	207	42,128	481

Gross profit	185,106	116,973	309,045	220,008

Operating expenses	721,393	575,271	1,422,439	1,157,797

Loss from operations	(536,287)	(458,298)	(1,113,394)	(937,789)

Other income (expenses)
Change in derivative liabilities	-	515,476	-	569,740
Gain on debt redemption	-	53,531	-	53,531
Loss on conversion of loans payable to equity	(146,301)	-	(146,301)
Interest income - related party	-	-	2,913	2,284
	(146,301)	569,007	(143,388)	625,555

NET INCOME (LOSS)	(682,588)	110,709	(1,256,782)	(312,234)

Net loss attributable to non-controlling interest	11,420	-	44,058	-

NET INCOME (LOSS) ATTRIBUTABLE TO WCUI SHAREHOLDERS	$(671,168)	$110,709	$(1,212,724)	$(312,234)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	72,858,366	52,153,706	67,066,885	49,141,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Common Stock		Additional Paid-in Capital	Shares to be Issued	Accumulated Deficit	Total WCUI Equity	Non-controlling Interest	Total

	Shares	Amount

Balance, September 30, 2015	64,539,684	$ 64,540	$14,534,003	$ -	$ (14,535,935)	$ 62,608	$ (75,101)	$ (12,493)

Net proceeds from the sale of common stock	6,333,668	6,334	649,367	-	-	655,701	-	655,701

Exercise of stock options and warrants	500,000	500	4,500	-	-	5,000	-	5,000

Fair value of common stock issued for services	1,300,000	1,300	116,700	-	-	118,000	-	118,000

Fair value of stock options granted to an employee	-	-	11,294	-	-	11,294	-	11,294

Issuance of common stock for repayment of accounts payable	1,000,000	1,000	99,000	-	-	100,000	-	100,000

Issuance of common stock and warrants for settlement of loans payable	698,000	698	215,403	-	-	216,101	-	216,101

Proceeds received from the sale of common stock (750,000 shares)	-	-	-	75,000	-	75,000	-	75,000

Net loss for the six months ended March 31, 2016	-	-	-	-	(1,212,724)	(1,212,724)	(44,058)	(1,256,782)

Balance, March 31, 2016 (Unaudited)	74,371,352	$ 74,372	$15,630,267	$ 75,000	$ (15,748,659)	$ 30,980	$ (119,159)	$ (88,179)

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,256,782)	$(312,234)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	10,649	7,736
Amortization expense	35,249	135,217
Gain on redemption of debts	-	(53,531)
Loss on shares issued for repayment of accounts payable	40,000	-
Loss on conversion of loans payable	146,301	-
Fair value of common stock issued for services	118,000	149,633
Fair value of stock options and warrants issued for services	11,294	66,482
Amortization of convertible note discount	-	152,185
Change in fair value of derivative liability	-	(569,740)
Note receivable from officer written-off as compensation	197,028	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventories	26,675	(536)
Prepaid expenses and other current assets	23,366	(25,919)
Interest receivable on note receivable from Chairman and CEO	-	(2,284)
(Decrease) Increase in:
Accounts payable and accrued expenses	25,729	42,056
Deferred revenue	(25,000)	(18,214)
Net cash used in operating activities	(647,491)	(429,149)

Cash Flows from Investing Activities
Note receivable- PDC JV	-	(60,000)
Purchases of property and equipment	(520)	(1,284)
Patent application cost	-	(1,215)
Net cash used in investing activities	(520)	(62,499)

Cash Flows from Financing Activities
Proceeds from loans payable	82,300	-
Repayment of note receivable - Chairman and CEO	-	35,894
Repayment of advances from related party	(3,269)	(54,209)
Proceeds from other payable	-	100,000
Repayments of convertible notes payable	-	(100,000)
Proceeds from sale of common stock and warrants net of issuance cost	655,701	418,825
Exercise of stock options and warrants	5,000	-
Proceeds received before shares were issued	75,000	-
Net cash provided by financing activities	814,732	400,510

Net increase (decrease) in cash	166,721	(91,138)

Cash beginning of period	34,227	175,671
Cash end of period	$200,948	$84,533

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of loans payable to equity	$69,800	$-
Issuance of common stock for repayment of accounts payable of $60,000	$100,000	$-
Reclassification of equity instrument to derivative liabilities	$-	$(616,964)
Issuance of common stock for convertible notes conversion	$-	$194,822
Reclassification of derivative liabilities to equity	$-	$55,222
Issuance of common stock for accrued interest	$-	$26,667
Non-controlling interest's share in losses of a subsidiary	$44,058	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

Organization and Operations

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June, 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multi-modal pain management sector; and (iii) authentication and encryption products and services.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2016, the Company incurred a net loss of $1,256,782 and used cash in operations of $647,491. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $200,948. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

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

Inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our intangible assets and goodwill for impairment, inventory valuations and stock-based compensation calculations, among others. Actual results could differ from these estimates.

Income (Loss) Per Share Calculations

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and six months ended March 31, 2016 and 2015, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2016 and September 30, 2015, the dilutive impact of outstanding stock options for 5,097,500 and 5,172,500 shares, respectively, and outstanding warrants for 43,876,412 and 36,371,578 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

(ii)

Management fees of medical practice:  The Company receives management fees from the management services it provides to a medical practice owned by a related entity.  The Company earns and records 50% of the fees the medical practice collects as management fees when collected per management service agreement.

(iii)

Consulting services: revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at March 31, 2016 and December 31, 2015 was $12,500and $37,500, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Computer equipment	5 years
Medical equipment	5 years
Furniture and fixtures Vehicles Software	7 years 3 years 3 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2016 and September 30, 2015.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Fair Value measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Goodwill acquired in a business combination with indefinite useful lives is not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets Other Than Goodwill

The Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Exclusive license agreements (*)	18 years
Acquired technologies	20 years
Trademarks	7 years
Patents	20 years

(*) Amortized on a straight-line basis over the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter.

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows ASC 360-10-35-17 for its evaluation of impairment for its long-lived assets. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Non-controlling Interest

Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, PDC.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes Merton option pricing model could materially affect compensation expense recorded in future periods.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value.  Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance.  ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Raw materials	$12,732	$12,718
Purchased parts for assembly	94,416	134,385
Finished goods	79,678	66,398
Total inventories	$186,826	$213,501

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Vehicles	$15,000	$15,000
Computer equipment	7,330	6,810
Furniture and fixtures	24,966	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	104,562	104,042
Less: accumulated depreciation and amortization	(85,067)	(74,418)
Property and equipment, net	$19,495	$29,624

Depreciation expense for the three months ended March 31, 2016 and 2015 was $8,359 and $2,491, respectively, and for the six months ended March 31, 2016 and 2015 was $10,649 and $6,452, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Patents and exclusive licenses	$361,291	$361,291
Acquired technologies	2,095,000	2,095,000
Trademarks	630,000	630,000
	3,086,291	3,086,291
Less: accumulated amortization	(690,571)	(655,321)
Less: accumulated impairment	(2,074,627)	(2,074,627)
Intangible assets, net	$321,093	$356,343

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Patents and Exclusive Licenses

Patents and exclusive licenses were as follows at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Patents and exclusive licenses	$361,291	$361,291
Less: accumulated amortization	(85,982)	(54,848)
Patents and exclusive licenses, net	$275,309	$306,443

Amortization expense was $9,654 and $9,043 for the three months ended March 31, 2016 and 2015 and was $31,134 and $18,088 for the six months ended March 31, 2016 and 2015.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization and impairment, consists of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Acquired technologies	$2,095,000	$2,095,000
Less: accumulated amortization	(323,651)	(322,973)
Less: accumulated impairment	(1,749,027)	(1,749,027)
Acquired technologies, net	$22,322	$23,000

Amortization expense was $563 and $51,481 for the three months ended March 31, 2016 and 2015 and was $678 and $52,374 for the six months ended March 31, 2016 and 2015.

Trademarks

Trademarks, stated at cost, less accumulated amortization and impairment, consists of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Trademarks	$630,000	$630,000
Less: accumulated amortization	(280,938)	(277,500)
Less: accumulated impairment	(325,600)	(325,600)
Trademarks, net	$23,462	$26,900

Amortization expense was $2,878 and $22,500 for the three months ended March 31, 2016 and 2015 and was $3,438 and $45,000 for the six months ended March 31, 2016 and 2015.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 6 – GOODWILL

Goodwill, stated at cost, less accumulated impairment, consists of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Goodwill	$1,716,603	$2,916,603
Less: accumulated impairment	(1,661,287	(2,861,287)
Goodwill, net	$55,316	$55,316

NOTE 7 – LOANS PAYABLE

Loans payable at March 31, 2016 and September 30, 2015 consist of various unsecured note agreements issued between May 14, 2014 and November 18, 2015. The notes have various interest rates, varying between 3% and 10% per annum. Certain loans are due on demand and all loans are due by September 2016. At September 30, 2015, loans payable totaling to $114,000 were outstanding.

During the six months ended March 31, 2016, loans payable of $82,300 were issued for cash and loans payable of $69,800 were converted into 698,000 shares of the Company’s common stock and warrants to issue 1,047,000 shares of the Company’s common stock valued at $216,101 in the aggregate. This resulted in a loss on conversion of $146,301 (see Note 8).  As of March 31, 2016, loans payable of $126,500 were outstanding.

NOTE 8 – SHAREHOLDERS’ EQUITY

During the six month period ending March 31, 2016, the Company issued 1,300,000 shares of its commons stock for services valued at $118,000.  The shares were valued at the trading price of the common stock at the date of issuance.

In December 2015, the Company issued 1,000,000 shares of its common stock valued at $100,000 for repayment of consulting fees due of $60,000. The shares were valued at the trading price of the common stock at the date of issuance. The Company recorded a $40,000 loss from extinguishment of debt relating to the repayment.

During the six months ended March 31, 2016, the Company granted stock options to purchase 125,000 shares of the Company’s common stock to one of its employees. The fair value of the options, using a Black-Scholes pricing model, was $11,294. This amount is included in Additional Paid-in Capital.

During the six months ended March 31, 2016, loans payable of $69,800 were converted into 698,000 shares of the Company’s common stock.  The value of the shares issued was $125,640. In addition, the Company issued warrants to purchase 1,047,000 of the Company’s common stock to the debt holders. The warrants have an exercise price of $0.15 per share and expire in January 2021. The warrants were valued at $90,461, using a Black-Scholes pricing model with the following assumptions:

Exercise price	$0.15
Expected dividends	-
Expected volatility	140.92%
Risk free interest rate	1.44%
Expected life of option	5

The aggregate fair value of the common shares and issued warrants was $216,101. The Company recorded a $146,301 loss from extinguishment of debt relating to the debt conversion.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the six months ended March 31, 2016, the Company raised $655,701 from the sale of 6,333,668 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 8,517,168 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.15 per share to $0.18 per share.

Shares to be Issued

In March 2016, the Company received $75,000 from an investor to purchase 750,000 shares of the Company’s common stock.  In connection with the sale, the Company issued warrants to the shareholders to purchase 1,500,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.15 per share. As of March 31, 2016, the shares had not been issued to the investor.

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

During the six months ended March 31, 2016, the Company issued options to purchase 125,000 shares of its common stock to an officer of the Company with an exercise price of $0.14 per share. The options expire five years from the date of grant. During the six months ended March 31, 2016, the Company recorded $11,294 of stock compensation for the value of the options.

During the six months ended March 31, 2016, stock options were exercised to purchase 200,000 shares of the Company’s common stock for $2,000.

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2016:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2015	5,172,500	$0.01 - 2.00	$0.60	$1,514,329
Granted	125,000	0. 14	0.14	11,294
Canceled	-	-	-	-
Exercised	(200,000)	0.01	0.01	-
Expired	-	-	-	-
Vested and exercisable, March 31, 2016	5,097,500	$0.01 - 2.00	$0.60	$1,525,613

Unvested, March 31, 2016	-	$-	$-	$-

There was no aggregate intrinsic value for any of the option shares outstanding at March 31, 2016.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 2.00	5,097,500	4.15	$0.60	5,097,500	4.15	$0.60

As of March 31, 2016, there were 2,402,500 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the six months ended March 31, 2016, the Company issued warrants to purchase 8,517,168 shares with exercise prices of $0.15 and $0.18 per share as part of the sale of equity units.  The warrants expire five years from the date of grant.

Also during the six months ended March 31, 2016, the Company issued warrants to purchase 1,047,000 shares with an exercise price of $0.15 per share as part of the conversion of loans payable to equity (see Note 7). The warrants expire five years from the date of grant. The warrants, using a Black-Scholes pricing model, were valued at $90,461.

During the six months ended March 31, 2016, warrants were exercised to purchase 300,000 shares of the Company’s common stock for $3,000.

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2015	36,371,578	$0.01-2.31	$0.32	$1,897,292		$-
Granted	9,564,168	0.15-0.18	0.15	222,703		-
Canceled	-	-	-	-		-
Exercised	(300,000)	0.01	0.01	(-)		-

Expired	(1,759,334)	-	-	(38)		-
Balance, March 31, 2016	43,876,412	$0.01 - 2.31	$0.28	$2,119,957	$

Earned and exercisable, March 31, 2016	43,876,412	$0.01 - 2.31	$0.28	$2,119,957		$-

Unvested, March 31, 2016	-	$-	$-	$-		$-

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	43,876,412	3.65	$0.28	43,876,412	3.65	$0.28

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At March 31, 2016 and September 30, 2015, advances from shareholders were $37,504 and $40,773, respectively.

Management service agreement between NPC and National Pain Centers, LLC

On February 28, 2014, NPC, Inc. (“NPC”), the Company's wholly-owned subsidiary, entered into a management service agreement with National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the President and CEO of NPC. Per the agreement, NPC LLC engaged NPC to provide management services for a period of five years. During the term of the agreement, NPC LLC shall pay NPC the equivalent of 50% of all funds collected on a monthly basis. Management service revenue related to the collections was $101,843 and $98,720 for the three months ended March 31, 2016 and 2015, and was $213,545 and $184,210 for the six months ended March 31, 2016 and 2015.

Phototherapy Device Sales

During the three months ended March 31, 2016, the Company’s 50% owned subsidiary, PDC, sold one of its Ultra Violet ("UV") phototherapy devices (PL-1000) to NPC LLC for $54,117.

Note Receivable – Chairman, President and CEO

On September 30, 2013, the Company loaned $250,000 to its Chairman, President and CEO. At September 30, 2015, a balance of $160,729 was owed on the loan. During the six months ended March 31, 2016, the loan and all accrued interest of $174,914 were written-off as compensation expense to the officer. No amounts were outstanding under the loan at March 31, 2016.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 10 – SEGMENT REPORTING

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

The detailed segment information of the Company is as follows:

Assets By Segments

	March 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$82,581	$93,592	$14,141	$10,635	$200,948
Inventories		174,094		12,732	186,826
Prepaid expenses and other current assets	-	-	2,700	505	3,205

Total current assets	82,581	267,686	16,841	23,872	390,979

Property and equipment, net	6,739	9,654		3,102	19,495
Intangible assets, net	-	49,465	-	271,628	321,093
Goodwill, net		55,316			55,316
Security deposits		1,760			1,760

Total other assets	6,739	116,195	-	274,730	397,664

TOTAL ASSETS	$89,320	$383,881	$16,841	$298,601	$788,643

Operations by Segments

	For the Six Months Ended
	March 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Product sales, trade	$4,394	$54,117	$-	$10,000	$68,511
Product sales, related party	-	54,117	-		54,117
Consulting services	-	-	-	15,000	15,000
Management services to related party	-	-	213,545	-	213,545

Total Sales	4,394	108,234	213,545	25,000	351,173

Cost of goods sold	7,140	34,080	-	908	42,128

Gross profit	(2,746)	74,154	213,545	24,092	309,045

Total operating expenses	838,467	210,705	205,457	167,810	1,422,439

Loss from operations	$(841,213)	$(136,551)	$8,088	$(143,718)	$(1,113,394)

NOTE 11 – SUBSEQUENT EVENTS

In April and May 2016, the Company received $81,500 from the sale of 815,000 shares of common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 1,630,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.15 per share. The Company also issued 12,000 shares of its common stock to a company in exchange for services.

In May 2016, the Company entered into a new facility lease. The lease term is expected to begin July 1, 2016 and is for seven years and eight months. The beginning base monthly rent is $5,090, but includes escalating rent provisions during each year of the agreement and two free month rent periods during the first four years of the agreement.

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

Description of Business

Background

Wellness Center USA, Inc. (the “Company”) was incorporated in the State of Nevada on June 30, 2010.  Following that date, we were engaged in the development of “aminofactory.com”, a web-based online store designed to market customized vitamins and other nutritional supplements to the sports industry and health-minded public, and expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo, Inc. (“SCI”), d/b/a Stealth Mark, Inc.

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

On January 12, 2015, the Company entered into the PDC Joint Venture Agreement with TMA to further develop, market, license and/or sell PSI technology and products.  Mr. Kandalepas manages PSI activities with John Yorke and Chris Waugh, of TMA.  Mr. Yorke formed TFGI in 1991, to assist start-up and small-cap companies to develop business plans, source funding and secure strategic partners. TFGI clients included PMG (Pennsylvania Merchant Group), J&J Development Company, Zures Medical Group, SCA Capital Partners, Forest Health Group and Hillman Medical.  In 2013, TFGI merged with The ComedIT Group and Ocean Medical to form TMA, with Mr. Waugh.

Mr. Waugh he founded The ComedIT Group in 1998 to provide an integrated range of services to the medical technology market, including executive search, channel development, business-to-business brokering and consultant staffing.  In 2013, The ComedIT Group became part of TMA, which combines over 75 years’ experience in delivering integrated consulting services to manufacturers, distributors and candidates in the medical device, supply and information technologies arenas.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2016 and 2015 was $224,747 and $117,180, respectively. The increase of $107,567 was primarily due to the sale of two Ultra Violet ("UV") phototherapy devices (PL-1000’s) for $108,234 from our PDC subsidiary during the second quarter of 2016, as compared to none during the second quarter of the prior year.

Cost of sales for the three months ended March 31, 2016 and 2015, was $39,641 and $207, respectively. Gross profit for the three months ended March 31, 2016 and 2015, was $185,106 and $116,973, respectively. The gross profit increase of $68,133 was due to the increase in revenue during the second quarter of 2016 as compared to the second quarter of 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 was $721,393 and $575,271, respectively. The increase in operating expenses of $146,122 was due primarily to the write-off of a note receivable from the Company’s CEO and Chairman as compensation expense in the amount $197,028 during the second quarter of 2016.

Other Income (Expenses)

Other expenses during the three months ended March 31, 2016 consist of the loss on the conversion of loans payable to equity of $146,301. Other income during the three months ended March 31, 2015 consists of a gain on the change in a derivative liability of $515,476 and a gain on debt redemption of $53,531.

Net Income (Loss)

Our net loss for the three months ended March 31, 2016 was $682,588. The net loss during the second quarter of 2016 was primarily due to the increase in operating expenses of $146,122, combined with the loss on the conversion of loans payable to equity of $146,301. Our net income for the three months ended March 31, 2015 was $110,709. The net income during the second quarter of 2015 was a result of the gain on the change in a derivative liability of $515,476 and the gain on debt redemption of $53,531.

Results of Operations for the six months ended March 31, 2016 compared to the six months ended March 31, 2015.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2016 and 2015 was $351,173 and $220,489, respectively. The increase of $130,684 was primarily due to the sale of two Ultra Violet ("UV") phototherapy devices (PL-1000’s) from our PDC subsidiary for $108,234 during the first six months of 2016, as compared to none during the first six months of the prior year.

Cost of sales for the six months ended March 31, 2016 and 2015, was $42,128 and $481, respectively. Gross profit for the six months ended March 31, 2016 and 2015, was $309,045 and $220,008, respectively. The gross profit increase of $89,037 was due to the increase in revenue during the first six months of 2016 as compared to the first six months of 2015.

Operating Expenses

Operating expenses for the six months ended March 31, 2016 and 2015 was $1,422,439 and $1,157,797, respectively. The increase in operating expenses of $264,642 was due primarily to the write-off of a note receivable from the Company’s CEO and Chairman as compensation expense in the amount $197,028 during the first six months of 2016.

Other Income (Expenses)

Other expenses during the six months ended March 31, 2016 consist of the loss on the conversion of loans payable to equity of $146,301 and the loss on shares issued for repayment of accounts payable of $40,000.  Other income during the six months ended March 31, 2016 consists of interest income from a related party of $2,913. Other income during the six months ended March 31, 2015 consists of a gain on the change in a derivative liability of $569,740 , a gain on debt redemption of $53,531 and interest income from a related party of $2,284.

Net Loss

Our net loss for the six months ended March 31, 2016 was $1,256,782. The net loss during the first six months of 2016 was primarily due to the increase in operating expenses of $224,642, combined with the loss on the conversion of loans payable to equity of $146,301 and the loss on shares issued for repayment of accounts payable of $40,000. Our net loss for the six months ended March 31, 2015 was $312,234. The net loss during the first six months of 2015 was a result of higher operating expenses of 1,157,797, offset by the gain on the change in a derivative liability of $569,740 and the gain on debt redemption of $53,531.

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

The detailed segment information of the Company is as follows:

	For the Six Months Ended
	March 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Product sales, trade	$4,394	$54,117	$-	$10,000	$68,511
Product sales, related party	-	54,117	-		54,117
Consulting services	-	-	-	15,000	15,000
Management services to related party	-	-	213,545	-	213,545

Total Sales	4,394	108,234	213,545	25,000	351,173

Cost of goods sold	7,140	34,080	-	908	42,128

Gross profit	(2,746)	74,154	213,545	24,092	309,045

Total operating expenses	838,467	210,705	205,457	167,810	1,422,439

Loss from operations	$(841,213)	$(136,551)	$8,088	$(143,718)	$(1,113,394)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of March 31, 2016, our cash balance was $200,948. Management estimated that our current monthly burn rate is approximately $100,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months. For the six months ended March 31, 2016 we raised $730,701 and $82,300 from debt and equity financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

PSI received FDA clearance for the Psoria-Light on February 11, 2011 (no. K103540) and was granted permission to affix the CE mark for the Psoria-Light in the fourth quarter of 2011.  PSI’s founder and past president filed provisional patent applications covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light. The provisional patent applications are owned by the founder and past president, who granted PSI the  sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the provisional patent applications, any non-provisional patent applications filed by him covering the technology described in the initial provisional patent applications, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

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

Employees

We currently employ our executive officers, PDC with three (3) full-time employees, several independent contractors for PSI, four (4) full-time employees within NPC, our full time CEO and four (4) part-time employees and independent contractors within SCI.  We have Employment Agreements with key executive management personnel with each subsidiary company, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on January 29, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 1 to the condensed consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2016, the Company incurred a net loss of $1,256,782 and used cash in operations of $647,491. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2016, the Company had cash on hand in the amount of $200,948. Management estimates that the current funds on hand will be sufficient to continue operations through June 2016. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2016 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: June 1, 2016	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	June 1, 2016
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	June 1, 2016
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	June 1, 2016
Jay Joshi, M.D.