Form 10-Q/A
period 2016-03-31
Wellness Center USA, Inc.
filed 2016-06-03
CIK 1516887

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on June 1, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

__________________

* Previously filed with Form 10-Q for the period ended March 31, 2016 on June 1, 2016.

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

WELLNESS CENTER USA, INC.

Date: June 3, 2016	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	June 3, 2016
Andrew J. Kandalepas

/s/ Periklis Papadopoulos	Director	June 3, 2016
Periklis Papadopoulos

/s/ Jay Joshi, M.D.	Director, President NPC	June 3, 2016
Jay Joshi, M.D.

5