Form 10-Q
period 2016-06-30
Wellness Center USA, Inc.
filed 2016-08-17
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

WELLNESS CENTER USA, INC.

 (Name of small business issuer in its charter)

NEVADA	333-173216	27-2980395
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169

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

Yes      . No  X .

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of August 13, 2016 was 74,903,352.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2016

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Control and Procedures	29

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures.	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash	$17,874	$34,227
Inventories	186,569	213,501
Current maturity of note receivable - Chairman and CEO	-	36,299
Prepaid expenses and other current assets	3,059	26,571
Total Current Assets	207,502	310,598

Property and equipment, net	16,794	29,624
Intangible assets, net	311,035	356,343
Goodwill, net	55,316	55,316
Note receivable - Chairman and CEO, net of current maturity	-	160,729
Other assets	16,760	1,760
Total Other Assets	399,905	603,772

TOTAL ASSETS	$607,407	$914,370

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$405,818	$602,539
Accrued payroll - officers	132,051	132,051
Deferred revenue	-	37,500
Advances from a shareholder	224,444	-
Advances from related party	39,404	40,773
Notes payable	126,500	114,000
Total Current Liabilities	928,217	926,863

Shareholders' Deficit
Common stock, par value $0.001, 75,000,000 shares authorized; 74,903,352 and 64,539,684 shares issued and outstanding	74,904	64,540
Additional paid-in capital	15,683,535	14,534,003
Common stock issuable, 1,194,143 shares	116,000	-
Accumulated deficit	(16,027,809)	(14,535,935)
Total Wellness Center USA shareholders' equity (deficit)	(153,370)	62,608

Non-controlling interest	(167,440)	(75,101)
Total Shareholder's deficit	(320,810)	(12,493)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$607,407	$914,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales:
Trade	$23,276	$32,730	$91,787	$69,009
Related party	-	-	54,117	-
Consulting services	7,500	-	22,500	-
Management services to related party	92,033	91,888	305,578	276,098
Total Sales	122,809	124,618	473,982	345,107

Cost of goods sold	19,870	4,256	61,998	4,737

Gross profit	102,939	120,362	411,984	340,370

Operating expenses	430,370	646,235	1,852,809	1,804,032

Loss from operations	(327,431)	(525,873)	(1,440,825)	(1,463,662)

Other income (expenses)
Change in derivative liabilities	-	-	-	569,740
Gain on debt redemption	-	-	-	53,531
Loss on conversion of loans payable to equity	-	-	(146,301)	-
Interest income - related party	-	-	2,913	2,284
	-	-	(143,388)	625,555

NET LOSS	(327,431)	(525,873)	(1,584,213)	(838,107)

Net loss attributable to non-controlling interest	48,281	57,563	92,339	57,563

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(279,150)	$(468,310)	$(1,491,874)	$(780,544)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	74,764,956	58,419,583	72,012,287	52,234,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

			Additional	Common		Total	Non-
	Common Stock		Paid-in	Stock	Accumulated	WCUI	controlling
	Shares	Amount	Capital	Issuable	Deficit	Equity	Interest	Total

Balance, September 30, 2015	64,539,684	$ 64,540	$14,534,003	$ -	$(14,535,935)	$ 62,608	$ (75,101)	$ (12,493)

Net proceeds from the sale of common stock	6,853,668	6,854	700,847	-	-	707,701	-	707,701

Exercise of stock options and warrants	500,000	500	4,500	-	-	5,000	-	5,000

Fair value of common stock issued for services	1,312,000	1,312	118,488	-	-	119,800	-	119,800

Fair value of stock options granted to an employee	-	-	11,294	-	-	11,294	-	11,294

Issuance of common stock for repayment of accounts payable	1,000,000	1,000	99,000	-	-	100,000	-	100,000

Issuance of common stock and warrants for settlement of loans payable	698,000	698	215,403	-	-	216,101	-	216,101

Proceeds received from the sale of common stock (1,192,143 shares)	-	-	-	116,000	-	116,000	-	116,000

Net loss for the nine months ended June 30, 2016	-	-	-	-	(1,491,874)	(1,491,874)	(92,339)	(1,584,213)

Balance, June 30, 2016 (Unaudited)	74,903,352	$ 74,904	$15,683,535	$ 116,000	$(16,027,809)	$ (153,370)	$ (167,440)	$ (320,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,584,213)	$(838,107)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	13,350	10,026
Amortization expense	49,482	201,244
Gain on redemption of debts	-	(53,531)
Loss on shares issued for repayment of accounts payable	40,000	-
Loss on conversion of loans payable	146,301	-
Fair value of common stock issued for services	119,800	149,633
Fair value of stock options and warrants issued for services	11,294	114,090
Amortization of convertible note discount	-	152,185
Change in fair value of derivative liability	-	(569,740)
Note receivable from officer written-off as compensation	197,028	-
Other assets	(15,000)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	12,863
Inventories	26,932	(45,113)
Prepaid expenses and other current assets	23,512	(40,621)
(Decrease) Increase in:
Accounts payable and accrued expenses	87,723	157,515
Deferred revenue	(37,500)	(23,916)
Net cash used in operating activities	(921,291)	(773,472)

Cash Flows from Investing Activities
Purchases of property and equipment	(520)	(1,284)
Patent application costs	(4,174)	(10,349)
Net cash used in investing activities	(4,694)	(11,633)

Cash Flows from Financing Activities
Proceeds from loans payable	82,300	-
Repayment of note receivable - Chairman and CEO	-	33,610
Advances from related party	1,900	-
Repayment of advances from related party	(3,269)	(60,071)
Proceeds from other payable	-	150,000
Repayments of convertible notes payable	-	(200,000)
Proceeds from sale of common stock and warrants, net of issuance cost	707,701	787,925
Exercise of stock options and warrants	5,000	24,000
Proceeds from common stock issuable	116,000	-
Net cash provided by financing activities	909,632	735,464

Net decrease in cash	(16,353)	(49,641)

Cash beginning of period	34,227	175,671
Cash end of period	$17,874	$126,030

Continued

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of loans payable to equity	$69,800	$-
Issuance of common stock for repayment of accounts payable	$60,000	$-
Issuance of common stock for convertible notes conversion	$-	$236,489
Reclassification of derivative liabilities to equity	$-	$(561,742)
Non-controlling interest's share in losses of a subsidiary	$92,339	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

Reclassifications

Certain amounts reported in September 30, 2015 as accrued expenses have been reclassified to conform with the current period presentation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2016, the Company incurred a net loss of $1,584,213 and used cash in operations of $921,291. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $17,874. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the three months ended September 30, 2016, the Company raised $95,000 through the sale of its common stock.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

Income (Loss) Per Share Calculations

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended June 30, 2016 and 2015, basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2016 and September 30, 2015, the dilutive impact of outstanding stock options for 5,165,000 and 5,172,500 shares, respectively, and outstanding warrants for 47,675,698 and 36,371,578 shares, respectively, have been excluded because their impact on loss per share is anti-dilutive.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2015 was $37,500. There was no deferred revenue at June 30, 2016.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Computer equipment	5 years
Medical equipment	5 years
Furniture and fixtures	7 years
Vehicles	3 years
Software	3 years

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

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2016 and September 30, 2015.

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

•

Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

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

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 3 – INVENTORIES

Inventories consist of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Raw materials	$6,218	$12,718
Purchased parts for assembly	72,638	134,385
Finished goods	107,713	66,398
Total inventories	$186,569	$213,501

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Vehicles	$15,000	$15,000
Computer equipment	7,330	6,810
Furniture and fixtures	24,966	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	104,562	104,042
Less: accumulated depreciation and amortization	(87,768)	(74,418)
Property and equipment, net	$16,794	$29,624

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2,701 and $3,574, respectively, and for the nine months ended June 30, 2016 and 2015 was $13,350 and $10,026, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets were as follows at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Patents and exclusive licenses	$365,465	$361,291
Acquired technologies	2,095,000	2,095,000
Trademarks	630,000	630,000
	3,090,465	3,086,291
Less: accumulated amortization	(704,803)	(655,321)
Less: accumulated impairment	(2,074,627)	(2,074,627)
Intangible assets, net	$311,035	$356,343

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Patents and Exclusive Licenses

Patents and exclusive licenses were as follows at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Patents and exclusive licenses	$365,465	$361,291
Less: accumulated amortization	(96,771)	(54,848)
Patents and exclusive licenses, net	$268,694	$306,443

Amortization expense was $10,788 and $9,046 for the three months ended June 30, 2016 and 2015 and was $41,923 and $27,134 for the nine months ended June 30, 2016 and 2015.

Acquired Technologies

Acquired technologies, stated at cost, less accumulated amortization and impairment, consists of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Acquired technologies	$2,095,000	$2,095,000
Less: accumulated amortization	(324,216)	(322,973)
Less: accumulated impairment	(1,749,027)	(1,749,027)
Acquired technologies, net	$21,757	$23,000

Amortization expense was $565 and $26,187 for the three months ended June 30, 2016 and 2015 and was $1,243 and $78,561 for the nine months ended June 30, 2016 and 2015.

Trademarks

Trademarks, stated at cost, less accumulated amortization and impairment, consists of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Trademarks	$630,000	$630,000
Less: accumulated amortization	(283,816)	(277,500)
Less: accumulated impairment	(325,600)	(325,600)
Trademarks, net	$20,584	$26,900

Amortization expense was $2,878 and $22,500 for the three months ended June 30, 2016 and 2015 and was $6,316 and $67,500 for the nine months ended June 30, 2016 and 2015.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 6 – GOODWILL

Goodwill, stated at cost, less accumulated impairment, consists of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015

Goodwill	$1,716,603	$2,916,603
Less: accumulated impairment	(1,661,287)	(2,861,287)
Goodwill, net	$55,316	$55,316

NOTE 7 – LOANS PAYABLE

Loans payable at June 30, 2016 and September 30, 2015 consist of various unsecured note agreements issued between May 14, 2014 and November 18, 2015. The notes have various interest rates, varying between 3% and 10% per annum. Certain loans are due on demand and all loans are due by September 2016. At September 30, 2015, loans payable totaling to $114,000 were outstanding.

During the nine months ended June 30, 2016, loans payable of $82,300 were issued for cash and loans payable of $69,800 were converted into 698,000 shares of the Company’s common stock and warrants to issue 1,047,000 shares of the Company’s common stock valued at $216,101 in the aggregate. This resulted in a loss on conversion of $146,301 (see Note 8).  As of June 30, 2016, loans payable of $126,500 were outstanding.

NOTE 8 – SHAREHOLDERS’ DEFICIT

During the nine months ended June 30, 2016, the Company issued 1,312,000 shares of its commons stock for services valued at $119,800.  The shares were valued at the trading price of the common stock at the date of issuance.

In December 2015, the Company issued 1,000,000 shares of its common stock valued at $100,000 for repayment of consulting fees due of $60,000. The shares were valued at the trading price of the common stock at the date of issuance. The Company recorded a $40,000 loss from extinguishment of debt relating to the repayment.

During the nine months ended June 30, 2016, loans payable of $69,800 were converted into 698,000 shares of the Company’s common stock.  The value of the shares issued was $125,640. In addition, the Company issued warrants to purchase 1,047,000 of the Company’s common stock to the debt holders. The warrants have an exercise price of $0.15 per share and expire in January 2021. The warrants were valued at $90,461, using a Black-Scholes pricing model with the following assumptions:

Exercise price	$0.15
Expected dividends	-
Expected volatility	140.92%
Risk free interest rate	1.44%
Expected life of option	5

The aggregate fair value of the common shares and issued warrants was $216,101. The Company recorded a $146,301 loss from extinguishment of debt relating to the debt conversion.

During the nine months ended June 30, 2016, the Company raised $707,701 from the sale of 6,853,668 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 9,557,168 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.15 per share to $0.18 per share.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Common Stock Issuable

During the nine months ended June 30, 2016, the Company received $116,000 from several investors to purchase 1,192,143 shares of the Company’s common stock.  In connection with the sale, the Company issued warrants to the shareholders to purchase 2,384,286 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise prices ranging from $0.12 to $0.15 per share. As of June 30, 2016, the shares had not been issued to the investors.

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

During the nine months ended June 30, 2016, the Company issued options to purchase 187,500 shares of its common stock to an officer of the Company with an exercise price of $0.14 per share. The options vested immediately and expire five years from the date of grant. During the nine months ended June 30, 2016, the Company valued the options using a Black-Scholes option-pricing model and recorded $11,294 of stock compensation for the value of the options.

During the nine months ended June 30, 2016, the Company issued options to purchase 5,000 shares of its common stock to a consultant. The options will vest on August 31, 2016 and expire five years from the date of grant. The fair value of the options was calculated using a Black-Scholes option-pricing model and approximately $1,000 which will be expensed on the vesting date.

During the nine months ended June 30, 2016, stock options were exercised to purchase 200,000 shares of the Company’s common stock for $2,000.

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2016:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2015	5,172,500	$0.01 - 2.00	$0.60	$1,514,329
Granted	192,500	0. 14	0.14	11,294
Canceled	-	-	-	-
Exercised	(200,000)	0.01	0.01	-
Expired	-	-	-	-
Vested and exercisable, June 30, 2016	5,165,000	$0.01 - 2.00	$0.60	$1,525,613

Unvested, June 30, 2016	5,000	$-	$-	$-

There was no aggregate intrinsic value for any of the option shares outstanding at June 30, 2016.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 2.00	5,165,000	4.15	$0.60	5,160,000	4.15	$0.60

As of June 30, 2016, there were 2,335,000 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the nine months ended June 30, 2016, the Company issued warrants to purchase 11,941,454 shares with exercise prices of $0.12 and $0.18 per share as part of the sale of equity units.  The warrants expire five years from the date of grant.

Also during the nine months ended June 30, 2016, the Company issued warrants to purchase 1,047,000 shares with an exercise price of $0.15 per share as part of the conversion of loans payable to equity (see Note 7). The warrants expire five years from the date of grant. The warrants, using a Black-Scholes pricing model, were valued at $90,461.

During the nine months ended June 30, 2016, warrants were exercised to purchase 300,000 shares of the Company’s common stock for $3,000.

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2015	36,371,578	$0.01-2.31	$0.32	$1,897,292		$-
Granted	12,988,454	0.12-0.18	0.15	222,703		-
Canceled	-	-	-	-		-
Exercised	(300,000)	0.01	0.01	(-)		-
Expired	(1,384,334)	-	-	(38)		-
Balance, June 30, 2016	47,675,698	$0.01 - 2.31	$0.28	$2,119,957	$

Earned and exercisable, June 30, 2016	47,675,698	$0.01 - 2.31	$0.28	$2,119,957		$-

Unvested, June 30, 2016	-	$-	$-	$-		$-

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants (continued)

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 2.31	47,675,698	3.65	$0.28	47,675,698	3.65	$0.28

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At June 30, 2016 and September 30, 2015, advances from shareholders were $39,404 and $40,773, respectively.

In addition, another shareholder advanced $224,444 to the Company as of June 30, 2016 and September 30, 2015. The advances are non-interest bearing, are unsecured and do not have a determined date of repayment.

Management service agreement between NPC and National Pain Centers, LLC

On February 28, 2014, NPC, Inc. (“NPC”), the Company's wholly-owned subsidiary, entered into a management service agreement with National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the President and CEO of NPC. Per the agreement, NPC LLC engaged NPC to provide management services for a period of five years. During the term of the agreement, NPC LLC shall pay NPC the equivalent of 50% of all funds collected on a monthly basis. Management service revenue related to the collections was $92,033 and $91,888 for the three months ended June 30, 2016 and 2015, and was $305,578 and $276,098 for the nine months ended June 30, 2016 and 2015.

Phototherapy Device Sales

During the nine months ended June 30, 2016, the Company’s 50% owned subsidiary, PDC, sold one of its Ultra Violet ("UV") phototherapy devices (PL-1000) to NPC LLC for $54,117.

Note Receivable – Chairman, President and CEO

On September 30, 2013, the Company loaned $250,000 to its Chairman, President and CEO. At September 30, 2015, a balance of $160,729 was owed on the loan. During the nine months ended June 30, 2016, the loan and all accrued interest of $174,914 were written-off as compensation expense to the officer. No amounts were outstanding under the loan at June 30, 2016.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	June 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$11,072	$296	$6,357	$149	$17,874
Inventories	-	174,094	-	12,475	186,569
Prepaid expenses and other current assets	-	-	2,700	359	3,059

Total current assets	11,072	174,390	9,057	12,983	207,502

Property and equipment, net	5,833	8,123	-	2,838	16,794
Intangible assets, net	-	45,958	-	265,077	311,035
Goodwill, net	-	55,316	-	-	55,316
Security deposits	15,000	1,760	-	-	16,760

Total other assets	20,833	111,157	-	267,915	399,905

TOTAL ASSETS	$31,905	$285,547	$9,057	$280,898	$607,407

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$6,402	$54,117	$-	$31,268	$91,787
Related party	-	54,117	-	-	54,117
Consulting services	-	-	-	22,500	22,500
Management services to related party	-	-	305,578	-	305,578

Total Sales	6,402	108,234	305,578	53,768	473,982

Cost of goods sold	7,299	41,559	-	13,140	61,998

Gross profit (loss)	(897)	66,675	305,578	40,628	411,984

Total operating expenses	994,378	305,801	300,553	252,077	1,852,809

Income (loss) from operations	$(995,275)	$(239,126)	$5,025	$(211,449)	$(1,440,825)

NOTE 11 – SUBSEQUENT EVENTS

Dr. Periklis Papadopoulos has resigned from the Company's Board of Directors. Dr. Papadopoulos had submitted a written letter of resignation in June 2015, indicating that he was resigning for personal reasons. However, the Company's CEO spoke with him upon receipt of the resignation and Dr. Papadopoulos agreed to remain on the Board of Directors until replaced pursuant to the By-Laws of the Company. Dr. Papadopoulos confirmed his resignation to the CEO on August 11, 2016, but indicated that his official resignation had been effective at a date in the past. Accordingly, the effective date of the resignation is, therefore, unknown at this time. The Company is attempting to confirm the effective date of Dr. Papadopoulos’s resignation and what, if any, impact it may have on prior actions the Company has taken, and on filings made, between June 2015 and August 11, 2016. Dr. Papadopoulos has indicated that his relationship with the Company was in good standing and the reasons for his resignation are personal.

Subsequent to June 30, 2016, the Company raised $95,000 from the sale of 1,357,143 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 2,714,286 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.12 per share.

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

Description of Business

Background

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc.   Upon consummation of the share exchange agreements with CNS-Wellness Florida, LLC and Psoria-Shield Inc., the Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multi-modal pain management sector; and (iii) authentication and encryption products and services.

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

On January 12, 2015, the Company entered into the PDC Joint Venture Agreement with TMA to further develop, market, license and/or sell PSI technology and products.  Mr. Kandalepas manages PSI activities with John Yorke of TMA.  Mr. Yorke formed TFGI in 1991, to assist start-up and small-cap companies to develop business plans, source funding and secure strategic partners. TFGI clients included PMG (Pennsylvania Merchant Group), J&J Development Company, Zures Medical Group, SCA Capital Partners, Forest Health Group and Hillman Medical.  In 2013, TFGI merged with The ComedIT Group and Ocean Medical to form TMA.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2016 and 2015 was $122,809 and $124,618, respectively. The decrease of $1,809 was primarily due to the decline in trade sales during the third quarter of 2016, as compared to the third quarter of the prior year.

Cost of sales for the three months ended June 30, 2016 and 2015, was $19,870 and $4,256, respectively. Gross profit for the three months ended June 30, 2016 and 2015, was $102,939 and $120,362, respectively. The gross profit decrease of $17,423 was due to the increased cost of certain new trade sales during the third quarter of 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 was $430,370 and $646,235, respectively. The decrease in operating expenses of $215,865 in 2016 was due primarily to higher amortization expense and stock compensation expenses during the third quarter of 2015, as compared to the same period in 2016.

Other Income (Expenses)

There was no other income or expenses during the three months ended June 30, 2016 and 2015.

Net Loss

Our net loss for the three months ended June 30, 2016 was $327,431, compared to a net loss of $525,873 for the three months ended June 30, 2015. The decrease in the net loss for 2016 of $198,442 was due to the decrease in operating expenses of $215,865, offset by the decrease in gross profit of $17,423.

Results of Operations for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2016 and 2015 was $473,982 and $345,107, respectively. The increase of $128,875 was primarily due to the sale of two Ultra Violet ("UV") phototherapy devices (PL-1000’s) from our PDC subsidiary for $108,234 during the first nine months of 2016, as compared to none during the first nine months of the prior year.

Cost of sales for the nine months ended June 30, 2016 and 2015, was $61,998 and $4,737, respectively. Gross profit for the nine months ended June 30, 2016 and 2015, was $411,984 and $340,370, respectively. The gross profit increase of $71,614 was due to the increase in revenue during the first nine months of 2016 as compared to the first nine months of 2015, but gross profit in 2016 was affected by the increased cost of certain new trade sales during the third quarter of 2016.

Operating Expenses

Operating expenses for the nine months ended June 30, 2016 and 2015 was $1,852,809 and $1,804,032, respectively. The increase in operating expenses of $48,777 in 2016 was primarily due to the write-off of a note receivable from the Company’s CEO and Chairman as compensation expense in the amount $197,028 during the first nine months of 2016, offset by the decrease in other operating expenses.

Other Income (Expenses)

Other expenses during the nine months ended June 30, 2016 consist of the loss on the conversion of loans payable to equity of $146,301.  Other income during the nine months ended June 30, 2016 consists of interest income from a related party of $2,913. Other income during the nine months ended June 30, 2015 consists of a gain on the change in a derivative liability of $569,740 , a gain on debt redemption of $53,531 and interest income from a related party of $2,284.

Net Loss

Our net loss for the nine months ended June 30, 2016 was $1,584,213, compared to a net loss of $838,107 for the nine months ended June 30, 2015. The increase in the net loss for 2016 of $746,106 was primarily due to the gain on the change in a derivative liability of $569,740 and the gain on debt redemption of $53,531 during 2015.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$6,402	$54,117	$-	$31,268	$91,787
Related party	-	54,117	-	-	54,117
Consulting services	-	-	-	22,500	22,500
Management services to related party	-	-	305,578	-	305,578

Total Sales	6,402	108,234	305,578	53,768	473,982

Cost of goods sold	7,299	41,559	-	13,140	61,998

Gross profit (loss)	(897)	66,675	305,578	40,628	411,984

Total operating expenses	994,378	305,801	300,553	252,077	1,852,809

Income (loss) from operations	$(995,275)	$(239,126)	$5,025	$(211,449)	$(1,440,825)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

As of June 30, 2016, our cash balance was $17,874. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months. Management intends to raise additional capital through debt or equity financing to fund our daily operations through next 12 months and during the three months ended September 30, 2016, raised $95,000 through the sale of its common stock. For the nine months ended June 30, 2016 we raised $823,701 and $82,300 from equity and debt financing, respectively, to fund our daily operations, however no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. No assurance can be given that the Company will achieve or maintain profitability in the foreseeable future. In the event that we are unable to raise sufficient capital through debt or equity financing or to attain sales levels sufficient to support its operations we may have to curtail our operating activities to keep in operations.

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

Summary of Significant Accounting Policies.

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to business combinations, fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission on January 29, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended June 30, 2016.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 1 to the condensed consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2016, the Company incurred a net loss of $1,584,213 and used cash in operations of $921,291. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2015 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2016, the Company had cash on hand in the amount of $17,874.  During the three months ended September 30, 2016, the Company raised $95,000 through the sale of its common stock. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: August 17, 2016	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	August 17, 2016
Andrew J. Kandalepas

/s/ Jay Joshi, M.D.	Director, President NPC	August 17, 2016
Jay Joshi, M.D.