Form 10-K
period 2016-09-30
Wellness Center USA, Inc.
filed 2017-01-13
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter ended March 31, 2016: $9,619,503.

As of September 30, 2016, the registrant had 74,968,352 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: See Item 15.

PART I

ITEM 1.

BUSINESS

Background.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services.  The segments are operated, respectively, through PSI, NPC and SCI.

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

PSI designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the Psoria-Light. The Psoria-Light is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma.

Psoriasis, eczema, and vitiligo, are common skin conditions that can be challenging to treat, and often cause the client significant psychosocial stress. Clients may undergo a variety of treatments to address these skin conditions, including routine consumption of systemic and biologic drug therapies which are highly toxic, reduce systemic immune system function, and come with a host of chemotherapy like side effects. Ultraviolet (UV) phototherapy is a clinically validated alternate treatment modality for these disorders.

Traditionally, “non-targeted” UV phototherapy was administered by lamps that emitted either UVA or UVB light to both diseased and healthy skin. While sunblocks or other UV barriers may be used to protect healthy skin, the UV administered in this manner must be low dosage to avoid excessive exposure of healthy tissue. Today, “targeted” UV phototherapy devices administer much higher dosages of light only to affected tissue, resulting in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted (low dosage) UV treatments.

Targeted UV treatments are typically administered to smaller total body surface areas, and are therefore used to treat the most intense parts of a client’s disease. Non-targeted UV treatment is typically used as a follow-up and for maintenance, capable of treating large surfaces of the body. Excimer laser devices (UVB at 308nm) are expensive and consume dangerous chemicals (Xenon and Chlorine). Mercury lamp devices (UVB and/or UVA) require expensive lamp replacements regularly and require special disposal (due to mercury content). Additionally, mercury lamp devices typically deliver wavelengths of light below 300nm. While within the UVB spectrum, it has been shown that wavelengths below 300nm produce significantly more “sunburn” type side effects than do wavelengths between 300 and 320nm without improvement in therapeutic benefit.

The Psoria-Light is a targeted UV phototherapy device that produces UVB light between 300 and 320 nm as well as UVA light between 350 and 395nm.  It does not require consumption of dangerous chemicals or require special environmental disposal, and is cost effective for clinicians, which should result in increased patient access to this type of treatment. It has several unique and advanced features that we believe will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources; the ability to produce both UVA or NB-UVB therapeutic wavelengths; an integrated high resolution digital camera and client record integration capabilities; the ability to export to an external USB memory device a PDF file of  treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements; an accessory port and ability to update software; ease of placement and portability; advanced treatment site detection safety sensor; international language support; a warranty which includes the UV lamp(s); and a non-changeable treatment log (that does not include HIPPA information).

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

NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014, by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Under the management agreement, NPC LLC engages NPC to provide management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPC LLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPC LLC on net-30 term.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Tennessee-based provider of Stealth Mark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company.

SCI provides clients premiere authentication technology for the protection of a variety of products and brands from illicit counterfeiting and diversion activities. Its technology is applicable to a wide range of industries affected by counterfeiting, diversion and theft including, but not limited to, pharmaceuticals, defense/aerospace, automotive, electronics, technology, consumer and personal care goods, designer products, beverage/spirits, and many others. SCI enables the client a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

SCI’s technology includes use of intelligent microparticles that are unduplicatable and undetectable to the human eye.  These taggants are created with a proprietary material that creates a unique numerical code that is assigned meaning by the client and is machine readable without the use of rare earth or chemical tracers. They have been used in covert and overt operations with easy to implement technology and do-it-yourself in-the-field forensic caliber verification.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

UNFAVORABLE PUBLICITY OR CLIENT REJECTION OF OUR PRODUCTS OR SERVICES GENERALLY COULD REDUCE OUR SALES.

We will be highly dependent upon client acceptance of the safety, efficacy and quality of our products and services, as well as similar products or services offered by other companies. Client acceptance of products or services can be significantly influenced by scientific research or findings, national media attention and other publicity about product use or services. A product or service may be received favorably, resulting in high sales associated with that product or service that may not be sustainable as client preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and services and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption or use of our products or services, or any other similar products and services, with illness or other adverse effects, or that questions the benefits of our or similar products or services, or claims that they are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations.

COMPLYING WITH NEW AND EXISTING GOVERNMENT REGULATION, BOTH IN THE U.S. AND ABROAD, COULD SIGNIFICANTLY INCREASE OUR COSTS AND LIMIT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

The production, packaging, labeling, advertising, distribution, licensing and/or sale of our products and services may be subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products and services are offered or are sold. Government regulations may prevent or delay the introduction or require design modifications of our products. Regulatory authorities may not accept the evidence of safety we present for existing or new products or services that we wish to market, or they may determine that a particular product or service presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall products or terminate marketing of services that present such risks. Authorities may also determine that certain advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is unacceptable as a “health claim.” Failure to comply with any regulatory requirements could prevent us from marketing particular existing or new products or services, or subject us to administrative, civil or criminal penalties.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND GROWTH PROSPECTS.

The U.S. healthcare solutions industry is a large and highly fragmented industry. The principle elements of competition in the industry are price, selection and distribution channel offerings. We believe the market is highly sensitive to the introduction of new products and services, which may rapidly capture a significant share of the market. We will compete for sales with heavily advertised national brands offered by large and well-funded companies. In addition, as certain products or services gain market acceptance, we may experience increased competition for those products or services as more participants enter the market. To the extent that we manufacture or engage third party manufacturers to produce any product, our manufacturing capabilities may not be adequate or sufficient to compete with large scale, direct or third-party manufacturers. Certain of our potential competitors are much larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and promotion of their products and services. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. In addition, our potential competitors may be more effective and efficient in introducing new products or services. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, financial condition and growth prospects.

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

PSI PROVIDES AN ALTERNATIVE APPROACH TO SKIN TREATMENT THAT IS NOVEL.

Psoriasis, eczema, and vitiligo, are common skin conditions that can be challenging to treat, and often cause clients significant psychosocial stress. Clients may elect a variety of treatments to address these skin conditions, including routine consumption of systemic and biologic drug therapies which are highly toxic, reduce systemic immune system function, and come with a host of chemotherapylike side effects. Ultraviolet (UV) phototherapy has been clinically validated as an alternate treatment modality for these disorders.

“Non-targeted” UV phototherapy may be administered by lamps that emit either UVA or UVB light to both diseased and healthy skin, with sunblocks or other UV barriers used to protect healthy skin.  Non-targeted UV must be low dosage to avoid excessive exposure of healthy tissue. “Targeted” UV phototherapy may be administered at much higher dosages of light only to affected tissue, resulting in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted, low dosage UV treatments.

Targeted UV treatments are typically administered to smaller total body surface areas, and are therefore used to treat the most intense parts of a client’s disease. Non-targeted UV treatment is typically used as a follow-up and for maintenance, capable of treating large surfaces of the body. Excimer laser devices (UVB at 308nm) are expensive and consume dangerous chemicals (Xenon and Chlorine). Mercury lamp devices (UVB and/or UVA) require expensive lamp replacements regularly and require special disposal (due to mercury content). Additionally, mercury lamp devices typically deliver wavelengths of light below 300nm. While within the UVB spectrum, it has been shown that wavelengths below 300nm produce significantly more “sunburn” type side effects than do wavelengths between 300 and 320nm without improvement in therapeutic benefit.

Psoria-Light treatment provides a targeted UV phototherapy that produces UVB light between 300 and 320 nm and UVA light between 350 and 395nm.  It does not require consumption of dangerous chemicals or special environmental disposal, and is cost effective for clinicians.  We believe these factors will increase client access to this type of treatment. We also believe that Psoria-Light treatment offers several unique and advanced features that will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources; the ability to produce both UVA or NB-UVB therapeutic wavelengths; an integrated high resolution digital camera and patient record integration capabilities; the ability to export to an external USB memory device a PDF file of patient treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements; an accessory port and ability to update software; ease of placement and portability; advanced treatment site detection safety sensor; international language support; a warranty which includes the UV lamp(s); and a non-changeable treatment log (that does not include HIPPA information).

PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. While Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, there can be no assurance that we will be able to achieve and maintain such market acceptance by healthcare providers or clients.

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

COMMERCIALIZATION OF PRODUCTS AND SERVICES WILL REQUIRE US TO BUILD AND MAINTAIN SOPHISTICATED SALES AND MARKETING TEAMS.

None of our subsidiaries has any prior experience with commercializing their respective products and services. To successfully commercialize their products and services we will need to establish and maintain sophisticated sales and marketing teams. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize our products and services, and to generate revenues, will be impaired, and our business will be harmed.

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

WE PLAN TO RELY ON THIRD PARTY DISTRIBUTORS FOR PSI SALES, MARKETING AND DISTRIBUTION ACTIVITIES IN FOREIGN COUNTRIES.

Although we plan to market and sell our products and services directly through sales representatives in the domestic market, we plan to rely on third party distributors to sell, market, and distribute the Psoria-Light device in selected international markets. Because we intend to rely on third party distributors for sales, marketing and distribution activities in international markets, we will be subject to a number of risks associated with our dependence on these third party distributors, including:

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

PSI began regulatory testing of the Psoria-Light in December 2010 for EMC and electrical safety (required for FDA and CE mark sales), and completed that testing in the second quarter of 2011. PSI was granted permission to affix the CE mark to the Psoria-Light in the fourth quarter of 2011. If we modify the Psoria-Light product or develop other new products in the future, we would expect to apply for permission to affix the CE mark to such products. In addition, we would be subject to annual regulatory audits in order to maintain any CE mark permissions we may obtain. We do not know whether PSI will be able to obtain permission to affix the CE mark to its initial, future or modified products or that it will continue to meet the quality and safety standards required to maintain any permission it may receive. If we are unable to obtain permission to affix the CE mark to any of our products, we will not be permitted to sell our products in member countries of the European Union, which will have a material adverse effect on our business, financial condition and results of operations. In addition, if after receiving permission to affix the CE mark to any products, we are unable to maintain such permission, we will no longer be able to sell such products in member countries of the European Union.

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

Our commercial success will depend largely on our ability to obtain and maintain patent protection and intellectual property protection covering certain aspects of the technology that we intend to utilize in the development and commercialization of PSI’s initial medical device product, the Psoria-Light, and existing and future SCI products, to obtain and maintain patent and intellectual property protection for any other products that we may develop and seek to market. In order to protect our competitive position for the Psoria-Light, SCI products, and any other products that we may develop and seek to market, we, or our executive officers, as the case may be, will have to:

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

Costly and time-consuming litigation could be necessary to enforce and determine the scope and protect ability of confidential information, and failure to maintain the confidentiality of confidential information could adversely affect our business by causing us to lose any competitive advantage maintained through such confidential information.

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

ITEM 2.

PROPERTIES

Our principal executive offices are located at 2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169. Our telephone number is (847) 925-1885. We occupy approximately 11,625 square feet of office space pursuant to a lease executed as of May 26, 2016, for a period of ninety-two (92) months, with an initial base rent of $5,090.32 per month, and subject to annual escalation after month twelve (12), resulting in an ultimate monthly base rent of $13,574.17 during months eighty-five (85) through ninety-two (92).

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

NPC offices are located within our principal executive offices at 2500 West Higgins Road, Ste. 750, Hoffman Estates, IL, 60169 and 230 Central Drive, Suite 201, Vernon Hills, Illinois 60061. Its telephone number is (847) 701-3250.

SCI offices are located at 273 Midway Lane, Oak Ridge, Tennessee 37830. Its telephone number is 651-765-9560. SCI occupies approximately 6,400 square of office space pursuant to a lease executed as of September 19, 2016, for a period of sixty (60) months, with an initial monthly base rent of $3,930.83, and subject to escalation after month twenty-four (24), resulting in an ultimate monthly base rent of $4,049.94 during months forty-nine (49) through sixty (60).

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

Common Stock

During the year ended September 30, 2016, we are authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2016 there were 74,968,352 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. Subsequent to September 30, 2016, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through filing of a Certificate of Amendment on January 12, 2017.

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

As of September 30, 2016, 5,227,500 shares and 5,172,500 shares, respectively, were outstanding under the 2010 Option Plan.

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

Background.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services.  The segments are operated, respectively, through PSI, NPC and SCI.

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

PSI designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the PsoriaLight. The Psoria-Light is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma.

Psoriasis, eczema, and vitiligo, are common skin conditions that can be challenging to treat, and often cause the client significant psychosocial stress. Clients may undergo a variety of treatments to address these skin conditions, including routine consumption of systemic and biologic drug therapies which are highly toxic, reduce systemic immune system function, and come with a host of chemotherapylike side effects. Ultraviolet (UV) phototherapy is a clinically validated alternate treatment modality for these disorders.

Traditionally, “non-targeted” UV phototherapy was administered by lamps that emitted either UVA or UVB light to both diseased and healthy skin. While sunblocks or other UV barriers may be used to protect healthy skin, the UV administered in this manner must be low dosage to avoid excessive exposure of healthy tissue. Today, “targeted” UV phototherapy devices administer much higher dosages of light only to affected tissue, resulting in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted (low dosage) UV treatments.

Targeted UV treatments are typically administered to smaller total body surface areas, and are therefore used to treat the most intense parts of a client’s disease. Non-targeted UV treatment is typically used as a follow-up and for maintenance, capable of treating large surfaces of the body. Excimer laser devices (UVB at 308nm) are expensive and consume dangerous chemicals (Xenon and Chlorine). Mercury lamp devices (UVB and/or UVA) require expensive lamp replacements regularly and require special disposal (due to mercury content). Additionally, mercury lamp devices typically deliver wavelengths of light below 300nm. While within the UVB spectrum, it has been shown that wavelengths below 300nm produce significantly more “sunburn” type side effects than do wavelengths between 300 and 320nm without improvement in therapeutic benefit.

The Psoria-Light is a targeted UV phototherapy device that produces UVB light between 300 and 320 nm as well as UVA light between 350 and 395nm.  It does not require consumption of dangerous chemicals or require special environmental disposal, and is cost effective for clinicians, which should result in increased patient access to this type of treatment. It has several unique and advanced features that we believe will distinguish it from the non-targeted and targeted UV phototherapy devices that are currently being used by dermatologists and other healthcare providers. These features include the following: the utilization of deep narrow-band UVB (“NB-UVB”) LEDs as light sources; the ability to produce both UVA or NB-UVB therapeutic wavelengths; an integrated high resolution digital camera and client record integration capabilities; the ability to export to an external USB memory device a PDF file of  treatment information including a patent pending graph that includes digital images plotted against user tracked metrics which can be submitted to improve medical reimbursements; an accessory port and ability to update software; ease of placement and portability; advanced treatment site detection safety sensor; international language support; a warranty which includes the UV lamp(s); and a non-changeable treatment log (that does not include HIPPA information).

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

NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014, by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Under the management agreement, NPC LLC engages NPC to provide management services for a term period of five (5) years commencing on the effective date. During the term of this agreement, NPC LLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPC LLC on net-30 term.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. It is a Tennessee-based provider of Stealth Mark encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company.

SCI provides clients premiere authentication technology for the protection of a variety of products and brands from illicit counterfeiting and diversion activities. Its technology is applicable to a wide range of industries affected by counterfeiting, diversion and theft including, but not limited to, pharmaceuticals, defense/aerospace, automotive, electronics, technology, consumer and personal care goods, designer products, beverage/spirits, and many others. SCI enables the client a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise.

SCI’s technology includes use of intelligent microparticles that are unduplicatable and undetectable to the human eye.  These taggants are created with a proprietary material that creates a unique numerical code that is assigned meaning by the client and is machine readable without the use of rare earth or chemical tracers. They have been used in covert and overt operations with easy to implement technology and do-it-yourself in-the-field forensic caliber verification.

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

Results of Operations for the year ended September 30, 2016 compared to the year ended September 30, 2015

Wellness Center USA, Inc.
Consolidated Statements of Operations

	Year Ended
	September 30,
	2016	2015
		(Restated)

Total Sales	$481,284	$283,111

Cost of goods sold	189,591	121,799

Gross profit	291,693	161,312

Operating expenses
Selling, general and administrative expenses	2,137,656	2,208,881
Impairment of goodwill and intangible assets	349,639	4,963,414
Total operating expenses	2,487,295	7,172,295

Loss from operations	(2,195,602)	(7,010,983)

Other expenses	(275,710)	(18,337)

NET LOSS	$(2,471,312)	$(7,029,320)

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2016 and 2015 was $481,284 and $283,111, respectively. The increase of $198,173 was primarily due to the increase in trade sales during 2016, as compared to the prior year.

Cost of sales for the years ended September 30, 2016 and 2015, was $189,591 and $121,799, respectively. Gross profit for the years ended September 30, 2016 and 2015, was $291,693 and $161,312, respectively. The gross profit increase of $130,381 was primarily due to the increase in trade sales, as the gross profit margin was approximately the same for both years.

Operating Expenses

Operating expenses for the years ended September 30, 2016 and 2015 was $2,487,295 and $7,172,295, respectively. The decrease in operating expenses of $4,685,000 in 2016 was due primarily to the write-off of goodwill and intangible assets in 2015 totaling to $4,963,414.

Other Income (Expenses)

Other income and expenses during the year ended September 30, 2016 consisted of the loss on conversion of loans payable to equity of $254,723, income from the recovery of liabilities of $5,000, financing costs of $18,900 and interest income from a related party of $2,913. Other income and expenses during the year ended September 30, 2015 consisted of change in fair value of derivatives of $47,404, gain on extinguishment of derivatives of $218,528, loss on conversion of loans payable to equity of $143,300, loss from write-off of liabilities of $213,496, financing costs of $72,600, interest expense of $189,341and interest income from a related party of $2,284.

Net Loss

Our net loss for the years ended September 30, 2016 and 2015 was $2,471,312 and $7,029,320, respectively. The decrease in the net loss for 2016 of $4,558,008 was primarily due to the write-off of intangible assets in 2015 totaling to $4,963,414, offset by the increase in gross profit in 2016 of $130,381.

Segment Information

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$6,402	$94,117	$-	$108,343	$208,862
Related party	-	54,117	-	-	54,117
Consulting services	-	-	-	36,625	36,625
Management services to related party	-	-	181,680	-	181,680
Total Sales	6,402	148,234	181,680	144,968	481,284

Cost of goods sold	7,299	169,082	-	13,210	189,591

Gross profit (loss)	(897)	(20,848)	181,680	131,758	291,693

Operating expenses
Selling, general and administrative expenses	1,164,377	403,768	220,610	348,901	2,137,656
Impairment of goodwill and intangible assets	-	94,214	-	255,425	349,639
Total operating expenses	1,164,377	497,982	220,610	604,326	2,487,295

Loss from operations	$(1,165,274)	$(518,830)	$(38,930)	$(472,568)	$(2,195,602)

Revenue for the Medical Devices segment for the year ended September 30, 2016 was $148,234. There were no revenues or cost of sales for the Medical Devices segment for the year ended September 30, 2015. Cost of sales for the year ended September 30, 2016 was $169,082. The gross loss for the year ended September 30, 2016 was $20,848. The gross loss was primarily due to the reserve for excess and obsolete inventories of $80,770 in 2016. Operating expenses for the years ended September 30, 2016 and 2015 was $497,982 and $4,259,341, respectively. The decrease in operating expenses of $3,761,449 in 2016 was due primarily to the write-off of goodwill and intangible assets in 2015 totaling to $3,763,414. The loss from operations for the years ended September 30, 2016 and 2015 was $518,830 and $4,259,341, respectively.

Revenue for the Practice Management Services segment for the years ended September 30, 2016 and 2015 was $181,680 and $187,368, respectively. The decrease of $5,688 was due to the slight decrease in management fees received during 2016, as compared to the prior year. Operating expenses for the years ended September 30, 2016 and 2015 was $220,610 and $1,465,016, respectively. The decrease in operating expenses of $1,244,406 in 2016 was due primarily to the write-off of goodwill and intangible assets in 2015 totaling to $1,200,000. The loss from operations for the years ended September 30, 2016 and 2015 was $38,930 and $1,277,648, respectively.

Revenue for the Authentication and Encryption segment for the years ended September 30, 2016 and 2015 was $144,968 and $94,385, respectively. The increase of $54,583 was primarily due to the increase in trade sales during 2016, as compared to the prior year. Cost of goods sold for the years ended September 30, 2016 and 2015 was $13,210 and $120,155, respectively. Gross profit for the year ended September 30, 2016 was $131,758 and the gross loss for the year ended September 30, 2016 was $25,770.  The gross loss in 2015 was primarily due to the write-off of inventories to realizable value. Operating expenses for the years ended September 30, 2016 and 2015 was $604,326 and $301,388, respectively. The increase in operating expenses of $302,938 in 2016 was due primarily to the write-off of goodwill and intangible assets in 2016 totaling to $255,425. The loss from operations for the years ended September 30, 2016 and 2015 was $472,568 and $327,158, respectively.

The Corporate segment primarily provides executive management services for the Company, but did have small revenues in both 2016 and 2015. Revenue for the Corporate segment for the years ended September 30, 2016 and 2015 was $6,402 and $1,358, respectively, and the gross loss for the years ended September 30, 2016 and 2015 was $897 and $286, respectively. Operating expenses for the years ended September 30, 2016 and 2015 was $1,164,377 and $1,206,580, respectively. The decrease in operating expenses of $42,203 in 2016 was due primarily to the decrease in professional and consulting fees in 2016. The loss from operations for the years ended September 30, 2016 and 2015 was $1,165,274 and $1,206,866, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2016, the Company incurred a net loss of $2,471,312 and used cash in operations of $1,054,756, and had a shareholders’ deficit of $754,700 as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $89,249. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2016, the Company raised $714,200 through the sale of its common stock.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Our independent registered public accounting firm issued a going concern opinion. This means that they expressed substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

Comparison of years ended September 30, 2016 and 2015

As of September 30, 2016, we had $89,249 in cash, negative working capital of $787,281 and an accumulated deficit of $17,541,827.

As of September 30, 2015, we had $34,227 in cash, negative working capital of $616,264 and an accumulated deficit of $15,190,552.

Cash flows used in operating activities

During the year ended September 30, 2016, the Company used cash flows in operating activities of $1,054,756 compared to $1,083,118 used in the year ended September 30, 2015. During the year ended September 30, 2016, the Company incurred a net loss of $2,471,312 and $1,086,588 of non-cash expenses compared to a net loss of $7,029,320 and $5,888,881 of non-cash expenses during the year ended September 30, 2015.

Cash flows used in investing activities

During the year ended September 30, 2016, we had purchases of property and equipment of $2,248. During the year ended September 30, 2016, we had patent application costs of $5,246, while during the year ended September 30, 2015, we had patent application costs of $5,247.

Cash flows provided by financing activities

During year ended September 30, 2016, we had proceeds from loans payable of $82,300, advances from related party of $13,041, repayment of advances from related party of $3,269, proceeds from sale of common stock and warrants $714,200, net of issuance costs, proceeds from the exercise of stock options and warrants of $5,000 and proceeds from common stock issuable of $306,000. During year ended September 30, 2015, we had proceeds from notes payable of $165,000, a repayment of advances from related party of $19,170, repayment of convertible notes payable of $173,334, proceeds from the sale of common stock and warrants, net of issuance costs, of $950,425 and proceeds from the exercise of stock options and warrants of $24,000.

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

PSI’s founder and past president filed a provisional patent application covering certain aspects of the technology that we intend to utilize in the development and commercialization of the Psoria-Light, including handheld ergonomics, emitter platform and LED arrangements, methods for treatment site detection, cooling methods, useful information displays, collection of digital images and graphical correlation to quantitative metrics, and base console designs. Two non-provisional patent applications were submitted claiming the prior filing date of the initial provisional application.

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

Both the initial provisional patent application and the two non-provisional patent applications are owned by PSI’s past president, who has granted PSI the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under the initial provisional patent application, any non-provisional patent applications filed by him covering the technology described in the initial provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

PSI’s past president filed a second provisional patent application containing concepts for the improvement of microelectronics packages and thermal management solutions, the improvement of handheld phototherapy devices in general (either used on humans, animals, or plants, or used on inanimate objects), and replacement of laser therapy devices with LED devices. PSI was granted the sole and exclusive, worldwide, paid-up, royalty-free, perpetual license under this second provisional patent application, any non-provisional patent applications covering the technology described in the second provisional patent application, and associated know-how, technical data, and improvements to develop and commercialize the Psoria-Light.

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

Employees

We currently employ our executive officers. PDC has several independent contractors; NPC has four full-time employees; SCI has four part-time employees and independent contractors. We have Employment Agreements with key executive management personnel with each subsidiary company, but none with Mr. Kandalepas, who currently serves as our Chairman, President, CEO and CFO.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-27 which appear at the end of this annual report.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

•

only in accordance with authorizations of management and directors of the issuer; and Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2016, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 2017 when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September 2018.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Andrew J. Kandalepas	64	Chairman, President, Chief Executive Officer and Chief Financial Officer	June 2010

Dr. Jay Joshi, M.D.	40	Director, Secretary, President, NPC	Feb. 2014

Ricky Howard	63	President, CEO, SCI	April 2014

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Andrew J. Kandalepas,	2016	250,000	0	0	0	0	0	187,163
Chairman, President and CEO (1)	2015	231,007	0	0	0	0	0	0

Dr Jay Joshi,	2016	200,000	0	0	0	0	0	0
President of NPC, Director	2015	206,640	0	0	0	0	0	0

Rick Howard, President,	2016	100,000	0	0	250,000	0	0	0
CEO of StealthCo	2015	147,800	0	0	0	0	0	0

(1)

Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer's compensation. In 2016, the Company determined a loan due from the Chairman was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Andrew J. Kandalepas, Chairman, President and CEO (*)	5,265,000	-	-	5,265,000	3.90%

Dr. Jay Joshi, Director (*)	5,283,334	1,400,000	-	6,683,334	4.95%

Ricky Howard (*)	-	562,500	-	562,500	0.42%

Officers and Directors as a group	10,773,334	2,062,500	-	12,510,834	9.26%

Total issued and outstanding	74,968,352	5,227,500	54,938,158	135,134,010	100.00%

(1)

Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169.

(2)

Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2016. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

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

National Pain Centers, LLC

NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014, by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Under the management agreement, NPC LLC engages NPC to provide management services for a term period of five years commencing on the effective date. During the term of this agreement, NPC LLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPC LLC on net-30 term.

NPC is managed by its founder and CEO Dr. Jay Joshi, MD, DABA, DABAPM, FABAPM. Dr. Joshi also serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors.

Management service revenue related to the collections was $181,680 and $187,368 for the years ended September 30, 2016 and 2015, respectively. Salary payments of $200,000 and $150,000 paid to Dr. Joshi during the years ended September 30, 2016 and 2015 have been offset to revenue earned from NPC LLC.

In addition, during the year ended September 30, 2016, the Company sold one of its phototherapy devices to NPC LLC for a sales price of $54,117 that has been reflected as a related party sale on the Company’s accompanying statement of operations for the year ended September 30, 2016.

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At September 30, 2016 and September 30, 2015, advances from shareholders were $50,545 and $40,773, respectively.

In addition, another shareholder advanced $224,444 to the Company as of September 30, 2016 and September 30, 2015. The advances are non-interest bearing, are unsecured and do not have a determined date of repayment.

Note Receivable – Chairman, President and CEO

On September 30, 2013, the Company loaned $250,000 to its Chairman, President and CEO. At September 30, 2015, a balance of $197,028 was owed on the loan. During the year ended September 30, 2016, the Company determined the loan was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman. No amounts were outstanding under the loan at September 30, 2016.

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of directors increases.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2016 and 2015:

Fees	2016	2015

Audit fees	$90,000	$75,900
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$75,900

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees.  Our auditors did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.	X

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)	X

101.INS	XBRL Instance Document ****	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

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

WELLNESS CENTER USA, INC.

Date: January 13, 2017	By: /s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer	January 13, 2017
Andrew J. Kandalepas

/s/ Jay Joshi, M.D.	Director, President NPC	January 13, 2017
Jay Joshi, M.D.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2016 and 2015

Index to the Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at September 30, 2016 and 2015

F-3

Consolidated Statements of Operations for the Years Ended September 30, 2016 and 2015

F-4

Consolidated Statements of Shareholders’ Deficit for the Years Ended September 30, 2016 and 2015

F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2016 and 2015

F-6

Notes to the Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wellness Center USA, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) and Subsidiaries as of September 30, 2016, and 2015 (restated) and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year ended September 30, 2016, and the related restated consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended September 30, 2015 (restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the 2015 consolidated financial statements have been restated to correct a misstatement.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2016, and incurred a net loss and utilized cash used in operating activities for the year ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

January 13, 2017

Wellness Center USA, Inc.
Consolidated Balance Sheets

	September 30,
	2016	2015
ASSETS		(Restated)
Current Assets
Cash	$89,249	$34,227
Inventories	79,169	213,501
Current maturity of note receivable - Chairman and CEO	-	36,299
Prepaid expenses and other current assets	29,334	26,571
Total Current Assets	197,752	310,598

Property and equipment, net	15,821	29,624
Intangible assets, net	-	356,343
Goodwill, net	-	55,316
Note receivable - Chairman and CEO, net of current maturity	-	160,729
Other assets	16,760	1,760
Total Other Assets	32,581	603,772

TOTAL ASSETS	$230,333	$914,370

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$648,017	$602,538
Accrued payroll - officers	200,096	132,051
Deferred revenue	77,375	37,500
Advances from related parties	50,545	40,773
Notes payable	9,000	114,000
Total Current Liabilities	985,033	926,862

Shareholders' Deficit
Common stock, par value $0.001, 75,000,000 shares authorized; 74,968,352 and 64,539,684 shares issued and outstanding	74,969	64,540
Additional paid-in capital	16,464,896	15,188,621
Common stock issuable, 5,048,650 shares	442,400	-
Accumulated deficit	(17,541,827)	(15,190,552)
Total Wellness Center USA shareholders' equity (deficit)	(559,562)	62,609

Non-controlling interest	(195,138)	(75,101)
Total Shareholder's deficit	(754,700)	(12,492)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$230,333	$914,370

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	Year Ended
	September 30,
	2016	2015
		(Restated)
Sales:
Trade	$208,862	$60,743
Related party	54,117	-
Consulting services	36,625	35,000
Management services to related party	181,680	187,368
Total Sales	481,284	283,111

Cost of goods sold	189,591	121,799

Gross profit	291,693	161,312

Operating expenses
Selling, general and administrative expenses	2,137,656	2,208,881
Impairment of goodwill and intangible assets	349,639	4,963,414
Total operating expenses	2,487,295	7,172,295

Loss from operations	(2,195,602)	(7,010,983)

Other income (expenses)
Change in fair value of derivatives	-	(47,404)
Gain on extinguishment of derivatives	-	218,528
Loss on conversion of loans payable to equity	(254,723)	(143,300)
Other income (loss) from write-off (recovery) of liabilities	(5,000)	213,496
Financing costs	(18,900)	(72,600)
Interest expense	-	(189,341)
Interest income - related party	2,913	2,284
	(275,710)	(18,337)

NET LOSS	(2,471,312)	(7,029,320)

Net loss attributable to non-controlling interest	120,037	75,101

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(2,351,275)	$(6,954,219)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	72,887,494	55,070,312

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statement of Shareholders' Deficit (Restated)

	Common Stock		Additional Paid-in	Shares to be Issued		Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interest	Total

Balance, September 30, 2014	45,236,795	$ 45,237	$13,518,987	-	$ -	$ (8,236,333)	$ 5,327,891	$ -	$5,327,891

Common stock issued for cash	11,563,127	11,563	938,862	-	-	-	950,425	-	950,425

Issuance of common shares upon exercise of stock options and warrants	2,400,000	2,400	21,600	-	-	-	24,000	-	24,000

Fair value of stock warrants issued for services	-	-	23,600	-	-	-	23,600	-	23,600

Fair value of common shares issued for services	1,978,333	1,978	237,655	-	-	-	239,633	-	239,633

Fair value of stock options issued for services	-	-	111,490	-	-	-	111,490	-	111,490

Issuance of common shares upon conversion of convertible notes and accrued interest	2,300,000	2,300	119,189	-	-	-	121,489	-	121,489

Fair value of common shares and warrants issued upon settlement of loans payable	1,061,429	1,062	217,238	-	-	-	218,300	-	218,300

Net loss for the year ended September 30, 2015	-	-	-	-	-	(6,954,219)	(6,954,219)	(75,101)	(7,029,320)

Balance, September 30, 2015 (Restated)	64,539,684	64,540	15,188,621	-	-	(15,190,552)	62,609	(75,101)	(12,492)

Common stock issued for cash	6,918,668	6,919	707,281	-	-	-	714,200	-	714,200

Issuance of common shares upon exercise of stock options and warrants	500,000	500	4,500	-	-	-	5,000	-	5,000

Fair value of vested stock options	-	-	23,181	-	-	-	23,181	-	23,181

Fair value of common stock issued for services	1,312,000	1,312	118,488	-	-	-	119,800	-	119,800

Issuance of common shares upon conversion of debt	1,000,000	1,000	99,000	-	-	-	100,000	-	100,000

Issuance of common shares and warrants upon settlement of loans payable	698,000	698	323,825	1,322,221	117,500	-	442,023	-	442,023

Funds received before shares were issued	-	-	-	3,591,429	306,000	-	306,000	-	306,000

Common stock to be issued as financing costs	-	-	-	135,000	18,900	-	18,900	-	18,900

Net loss for the year ended September 30, 2016	-	-	-	-	-	(2,351,275)	(2,351,275)	(120,037)	(2,471,312)

Balance, September 30, 2016	74,968,352	$ 74,969	$16,464,896	5,048,650	$442,400	$(17,541,827)	$ (559,562)	$(195,138)	$(754,700)
The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2016	2015
		(Restated)
Cash Flows from Operating Activities
Net loss	$(2,471,312)	$(7,029,320)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	16,051	15,040
Amortization expense	67,266	301,747
Impairment of goodwill	55,316	2,861,287
Impairment of intangible assets	294,323	2,102,127
Loss on shares issued for repayment of accounts payable	40,000	-
Loss on conversion of notes payable	254,723	-
Fair value of common shares and warrants issued upon settlement of loans payable	-	143,300
Fair value of common shares issued for services	119,800	239,633
Fair value of stock options and warrants issued for services	23,181	135,090
Fair value of common stock issued for financing costs	18,900	72,600
Interest expense on convertible notes payable	-	189,181
Change in fair value of derivative liability	-	47,404
Gain on extinguishment of derivative liability		(218,528)
Impairment of note receivable from officer	197,028	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	12,863
Inventories	134,332	56,489
Note receivable - Chairman and CEO	-	33,610
Prepaid expenses and other current assets	(2,763)	(24,101)
Other assets	(15,000)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	105,479	43,986
Accrued payroll - officers	68,045	(78,026)
Deferred revenue	39,875	12,500
Net cash used in operating activities	(1,054,756)	(1,083,118)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,248)	-
Patent application costs	(5,246)	(5,247)
Net cash used in investing activities	(7,494)	(5,247)

Cash Flows from Financing Activities
Proceeds from notes payable	82,300	165,000
Advances from related party	13,041	-
Repayment of advances from related party	(3,269)	(19,170)
Repayments of convertible notes payable	-	(173,334)
Common stock issued for cash	714,200	950,425
Exercise of stock options and warrants	5,000	24,000
Proceeds from common stock issuable	306,000	-
Net cash provided by financing activities	1,117,272	946,921

Net increase (decrease) in cash	55,022	(141,444)

Cash beginning of year	34,227	175,671
Cash end of year	$89,249	$34,227

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash investing and financing disclosures:
Issuance of common shares upon conversion of notes payable	$187,300	$121,489
Issuance of common stock for repayment of accounts payable of $60,000	$100,000	$-
Issuance of warrants and common shares to settle loans payable	$-	$75,000
Debt discount originated from derivative liability	$-	$171,124
Non-controlling interest's share in losses of a subsidiary	$120,037	$75,101

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2016, the Company incurred a net loss of $2,471,312 and used cash in operations of $1,054,756, and had a shareholders’ deficit of $754,700 as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2016, the Company had cash on hand in the amount of $89,249. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2016, the Company raised $714,200 through the sale of its common stock.

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

Intercompany balances and transactions have been eliminated in consolidation. The Company has determined that its existing management services agreement with National Pain Center, LLC (“NPC, LLC”) does not meet the requirements for consolidation under U.S. generally accepted accounting principles.  Specifically, the Company does not have an equity ownership interest in NPC, LLC.  Furthermore, the Company's service agreement specifically does not give the Company "control" of NPC, LLC as the Company does not have exclusive authority over decision making and the Company does not have a financial interest in NPC, LLC (See Note 9).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our intangible assets and goodwill for impairment, valuation of inventory and obsolescence, valuations of stock-based compensation calculations and derivative liabilities, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended September 30, 2016 and 2015, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2016 and 2015, the dilutive impact of outstanding stock options for 5,227,500 and 5,172,500 shares, respectively, and outstanding warrants for 54,938,158 and 36,371,578 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

(ii)

Management fees of medical practice: The Company receives management fees from the management services it provides to a medical practice owned by a director and shareholder of the Company.  The Company earns and records 50% of the fees the medical practice collects as management fees when collected per management service agreement. Revenue is recorded net of $200,000 and $150,000 of salary paid to the director for the years ended September 30, 2016 and 2015.

(iii)

Consulting services: Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2016 and 2015 was $77,375 and $37,500, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2016 and 2015.

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

During the year ended September 30, 2015, the Company’s operations included the fair value of derivative liabilities, which were based on Level 2 measurements.

The carrying amounts of financial instruments such as cash, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Certain of the convertible notes issued during the year ended September 30, 2015 gave rise to derivative liabilities. Such derivative liabilities were extinguished during the year ended September 30, 2015 upon conversion and extinguishment of the notes.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Goodwill recorded as part of a business combination is not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. At September 30, 2016 and 2015, the Company recorded impairment charges of $55,316 and $2,861,287 on its recorded goodwill based on impairment tests performed on those dates and recorded such charges in the accompanying consolidated statements of operations for the years ended September 30, 2016 and 2015.

Intangible Assets Other Than Goodwill

The Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. At September 30, 2016 and 2015, the Company recorded impairment charges of $294,323 and $2,102,127 on its recorded intangible assets based on impairment tests performed on those dates, and recorded such charges in the accompanying consolidated statements of operations for the years ended September 30, 2016 and 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain amounts reported in the September 30, 2015 financial statements have been reclassified to conform to the current period presentation.

NOTE 3 – INVENTORIES

Inventories consist of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Raw materials	$-	$12,718
Purchased parts for assembly	-	134,385
Finished goods	79,169	66,398
Total inventories	$79,169	$213,501

During the year ended September 30, 2016, the Company provided a reserve of $80,770 that is included in cost of goods sold to account for its estimate of slow moving and obsolete inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Vehicles	$15,000	$15,000
Computer equipment	9,058	6,810
Furniture and fixtures	24,966	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	106,290	104,042
Less: accumulated depreciation and amortization	(90,469)	(74,418)
Property and equipment, net	$15,821	$29,624

Depreciation expense for the years ended September 30, 2016 and 2015 was $16,051 and $12,316, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Patents and exclusive licenses	$366,537	$361,291
Acquired technologies	2,095,000	2,095,000
Trademarks	630,000	630,000
	3,091,537	3,086,291
Less: accumulated amortization	(722,587)	(655,321)
Less: accumulated impairment	(2,368,950)	(2,074,627)
Intangible assets, net	$-	$356,343

Amortization expense for the years ended September 30, 2016 and 2015 was $67,266 and $272,987, respectively. During the years ended September 30, 2016 and 2015, the Company recorded an impairment of $294,323 and $2,102,127 relating to the intangible assets.

NOTE 6 – GOODWILL

Goodwill, stated at cost, less accumulated impairment, consists of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Goodwill	$2,916,603	$2,916,603
Less: accumulated impairment	(2,916,603)	(2,861,287)
Goodwill, net	$-	$55,316

During the years ended September 30, 2016 and 2015, the Company recorded impairment charges of $55,316 and $2,861,287, respectively, relating to the recorded goodwill.

NOTE 7 – LOANS PAYABLE

Notes issued during the year ended September 30, 2015

As of September 30, 2014, the Company had outstanding notes payable of $24,000.  During the year ended September 30, 2015, the Company issued $165,000 of notes payable for cash, and notes payable of $75,000 were converted in to 1,061,429 shares of common stock and warrants to acquire 2,142,858 shares of common stock valued in the aggregate at $218,300.  The notes have various interest rates, varying between 3% and 10% per annum. Certain loans are due on demand and all loans are due by September 2016. At September 30, 2015, loans payable totaling to $114,000 was outstanding.

Upon conversion of the $75,000 notes payable during the year ended September 30, 2015, the Company issued 1,061,429 shares of common stock with a fair value of $74,300 as determined by the trading price on the date of conversion and warrants to acquire 2,142,858 shares of common stock with a fair value of $144,000 as determined by a Black-Scholes option pricing model with a stock price of $0.07, volatility of 148.04% and risk-free rate of 1.40%. The aggregate fair value of the common shares and warrants issued of $218,300 in excess of the $75,000 note converted was recorded as a loss on conversion of the note of $143,300.

Notes issued during the year ended September 30, 2016

During the year ended September 30, 2016, unsecured convertible loans of $82,300 with interest at a rate of 10% per annum were issued for cash.  The notes also contained a conversion feature that allowed the note holder to convert the notes at a rate of $.09 per share, the trading value of the shares on the date of the issuance of the notes. As the conversion price embedded in the note agreements was equal to the trading price of the common stock on the date of issuance, no beneficial conversion feature was recognized at the date of issuance.  In addition, upon issuance of certain of these notes, the Company granted 135,000 shares of common stock with a fair value of $18,900 to the holders, which has been recorded as an additional finance cost.

During the year ended September 30, 2016 notes with a face value of $187,500 were converted into 2,020,221 shares of common stock and 2,369,221 warrants with an aggregate fair value of $442,023 as follows:

Notes payable of $117,500 issued during the year ended September 30, 2016 were converted into 1,322,221 shares of common at $0.09 per share in accordance with their original conversion terms. In accordance with the note agreements, the company also issued to the holders of the notes warrants to acquire 1,322,221 shares of common stock valued at $108,422 upon their election to convert. The fair value of the warrants granted of $108,422 was recorded as a cost of conversion.

Notes payable of $69,800 issued during the year ended September 30, 2015 were converted into 698,000 shares of common stock with a fair value of $125,640 based on the trading price of the common shares on the date of conversion.. The Company also agreed to issue to the note holders warrants to acquire 1,047,000 shares of common stock with a fair value of $90,461.

NOTE 7 – LOANS PAYABLE (CONTINUED)

Notes issued during the year ended September 30, 2016 (Continued)

The aggregate fair value of the common shares and warrants to acquire commons shares issued of $442,023 in excess of the face amount of the notes of $187,500 was recognized as a cost of $256,223 upon conversion of the notes.  The fair value of the warrants was determined with the use of a Black-Scholes option pricing model with stock prices ranging from $0.09 to $0.10, volatility of 140.9% - 151.3% and risk-free rate of 0.86% - 1.44%.

As of September 30, 2016, 1,322,221 of the common shares granted with a value of $117,500 have yet to be issued and are reflected as common stock issuable on the accompanying balance sheet.

As of September 30, 2016, loans payable of $9,000 were outstanding and are due on demand.

NOTE 8 – CONVERTIBLE NOTE AGREEMENT

On April 16, 2014, the Company (the “Borrower”) entered into a Promissory Note Agreement (the “Note”) with an investor (the “Lender”) for up to $350,000 principal that was to be transferred in tranches. Borrowings under this note were as follows:

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

As of September 30, 2014, $222,223 of principal and $26,667 of accrued interest was due under these note agreements.

During the period from October 16 to January 5, 2015, the note holder converted $90,572 of the principal to 1,550,000 shares of the Company's common stock ranging from $0.041 to $0.071 per share. On January 14, 2015, the note holder converted $4,250 of the principal and the accrued interest of $26,667 to 750,000 shares of the Company's common stock at $0.041 per share.

On March 19, 2015, the Company entered into a Note Termination Agreement terminating the Promissory Note with the remaining principal balance of $127,401 with the Lender. Pursuant to the Note Termination Agreement executed, the Lender agreed to permit full repayment of the Note in the sum of $200,000 payable in two installments of $100,000 each on March 20, 2015, and on April 24, 2015, respectively, resulting in an additional financing charge of $72,600. In exchange for the agreed upon premium to be paid by the Company, the Lender no longer has the right to convert any portion of the remaining loan balance into the Company's shares, unless the Company defaults on its repayment terms. On March 19, 2015 the Company completed the first payment to Lender in the amount of $100,000. On April 20, 2015, the Company completed all payments under the Note Termination Agreement and no further amounts were due as of September 30, 2015.

Upon issuance of the Convertible notes, the Company considered the current FASB guidance of "Contracts in Entity’s Own Stock" which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events.

NOTE 8 – CONVERTIBLE NOTE AGREEMENT (CONTINUED)

As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was $171,124. As such, the Company recorded a $171,124 derivative liability was recorded as debt discount offsetting the fair value of the Notes. The discount was being amortized using the effective interest rate method over the life of the debt instruments. During the year ended September 30, 2015 the Company recorded a cost in the increase in the fair value of derivative of $47,404 during the time the derivative was outstanding.  During the period notes with a corresponding derivative with a value of $92,398 were converted, and the remaining balance of $126,130 was extinguished upon termination of the note and the aggregate amount of $218,528 was recorded as a gain on extinguishment.

The Company utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The derivative instruments were valued as of issuance; conversion; redemption and each quarterly reporting period. The following assumptions were used for the valuation of the derivative liability related to the notes:

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Authorized shares

During the year ended September 30, 2016, we were authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2016 there were 74,968,352 shares of common stock issued and outstanding. Holders of shares of common stock have full voting rights, one vote for each share held of record. Stockholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to stockholders upon liquidation. Stockholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. Subsequent to September 30, 2016, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through filing of a Certificate of Amendment on January 12, 2017.

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common shares issued for services

During the year ended September 30, 2015, the Company issued 1,978,333 shares of its common stock for services valued at $239,633.  The shares were valued at the trading price of the common stock at the date of issuance.

During the year ended September 30, 2016, the Company issued 1,312,000 shares of its common stock for services valued at $119,800.  The shares were valued at the trading price of the common stock at the date of issuance.

Common shares issued for repayment of accounts payable

During the year ended September 30, 2016, the Company issued 1,000,000 shares of its common stock valued at $100,000 for repayment of consulting fees due of $60,000. The shares were valued at the trading price of the common stock at the date of issuance. The Company recorded a $40,000 loss from extinguishment of debt relating to the repayment.

Common shares issued for cash

During the year ended September 30, 2015, the Company raised $950,425 from the sale of 11,563,127 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 18,814,176 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.15 per share to $0.25 per share.

During the year ended September 30, 2016, the Company raised $714,200 from the sale of 6,918,668 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 9,687,168 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.15 per share to $0.18 per share.

During the year ended September 30, 2016, the Company received $306,000 from several investors to purchase 3,591,429 shares of the Company’s common stock.  In connection with the sale, the Company issued warrants to the shareholders to purchase 7,982,857 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise prices ranging from $0.12 to $0.15 per share. As of September 30, 2016, the shares had not been issued to the investors.

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

During the year ended September 30, 2015, the Company issued options to purchase 1,200,000 shares of its common stock to an officer and a Director of the Company with exercise prices ranging from $0.11 to $0.25 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2015, the Company valued the options using a Black-Scholes option pricing model and recorded $111,490 of stock compensation for the value of the options.

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The assumptions used for options granted during the year ended September 30, 2015 are as follows:

Exercise price	$0.11 - 0.19
Expected dividends	-
Expected volatility	126.1% - 148.3%
Risk free interest rate	0.73% - 0.89%
Expected life of options	5

During the year ended September 30, 2015, stock options were exercised to purchase 1,600,000 shares of the Company’s common stock for $16,000.

During the year ended September 30, 2016, the Company issued options to purchase 250,000 shares of its common stock to an officer of the Company with exercise prices ranging from $0.10 to $0.15 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2016, the Company valued the options using a Black-Scholes option pricing model and recorded $22,631 of stock compensation for the value of the options.

During the year ended September 30, 2016, the Company issued options to purchase 5,000 shares of its common stock to a consultant with an exercise price of $0.09 per share. The options vested on August 31, 2016 and expire five years from the date of grant. During the year ended September 30, 2016, the Company valued the options using a Black-Scholes option pricing model and recorded $550 of stock compensation for the value of the options.

The assumptions used for options granted during the year ended September 30, 2016 are as follows:

Exercise price	$0.10
Expected dividends	-
Expected volatility	139.0% - 152.2%
Risk free interest rate	0.65% - 1.19%
Expected life of options	5

During the year ended September 30, 2016, stock options were exercised to purchase 200,000 shares of the Company’s common stock for $2,000.

The table below summarizes the Company’s stock option activities for the year ended September 30, 2016:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2014	5,572,500	$0.01 – 2.00	$0.54	$1,404,598
Granted	1,200,000	0.11 – 0.25	0.15	111,490
Cancelled	-	-	-	-
Exercised	(1,600,000)	0.01	0.01	-
Expired	-	-	-	-
Balance, September 30, 2015	5,172,500	$0.01 - 2.00	$0.6	$1,516,088
Granted	255,000	0.10 - 0.15	0.12	23,181
Cancelled	-	-	-	-
Exercised	(200,000)	0.01	0.01	-
Expired	-	-	-	-
Balance, September 30, 2016	5,227,500	$0.01 – 2.00	$0.6	$1,539,269
Vested and exercisable, September 30, 2016	5,227,500	$0.01 - 2.00	$0.6	$1,539,269

Unvested, September 30, 2016	-	$-	$-	$-

The aggregate intrinsic value for option shares outstanding at September 30, 2016 was $4,550.

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01- 0.39	1,767,500	3.59	$0.14	1,767,000	3.59	$0.14
0.40 - 0.99	2,060,000	2.47	0.40	2,060,000	2.47	0.40
1.00 - 1.99	750,000	4.25	1.00	750,000	4.25	1.00
2.00	650,000	4.25	2.00	650,000	4.25	2.00
$0.01 - 2.00	5,227,500	3.32	$0.60	5,227,500	3.32	$0.60

As of September 30, 2016, there were 2,272,500 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the year ended September 30, 2015, the Company issued warrants to purchase 19,974,034 shares with exercise prices of $0.15 and $0.25 per share as part of the sale of equity units.  The warrants expire five years from the date of grant.

During the year ended September 30, 2015, the Company issued warrants to purchase 500,000 shares with an exercise price of $0.25 per share expiring five years from the date of grant for consultant services. The value of the warrants using a Black-Scholes option pricing model, were valued at $23,600.

During the year ended September 30, 2015, the Company issued warrants to purchase 2,142,858 shares with an exercise price of $0.15 per share as part of the conversion of loans payable to equity. The warrants expire five years from the date of grant.

During the year ended September 30, 2015, warrants were exercised to purchase 800,000 shares of the Company’s common stock for $8,000.

During the year ended September 30, 2016, the Company issued warrants to purchase 17,670,025 shares with exercise prices of $0.12 and $0.18 per share as part of the sale of equity units.  The warrants expire five years from the date of grant.

Also during the year ended September 30, 2016, the Company issued warrants to purchase 2,369,221 shares with an exercise price of $0.15 per share as part of the conversion of loans payable to equity (see Note 7). The warrants expire five years from the date of grant.

During the year ended September 30, 2016, warrants were exercised to purchase 300,000 shares of the Company’s common stock for $3,000.

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (Continued)

The table below summarizes the Company’s warrants activities for the years ended September 30, 2016 and 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, September 30, 2014	14,554,686	$0.01 - 2.31	$0.46	$1,469,871	$-
Granted	22,616,892	0.15 - 0.25	0.18	427,183	-
Canceled	-	-	-	-	-
Exercised	(800,000)	0.01	0.01	-	-
Expired	-	-	-	-	-
Balance, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934	$-
Granted	20,039,246	0.12 - 0.18	0.14	222,703	-
Cancelled	-	-	-	-	-
Exercised	(300,000)	0.01	0.01	-	-
Expired	(1384,334)	-	-	-	-
Balance, September 30, 2016	54,938,158	$0.01 – 2.31	$0.25	$-	$-
Earned and exercisable, September 30, 2016	54,938,158	$0.01 - 2.31	$0.28	$2,119,957	$-

Unvested, September 30, 2016	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 0.20	36,234,807	3.51	$0.15	36,234,807	3.51	$0.15
0.21 – 0.49	13,783,840	2.58	0.34	13,783,840	2.58	0.34
0.50 – 1.00	4,764,738	1.80	0.74	4,764,738	1.80	0.74
1.01 – 2.31	154,773	0.64	2.23	154,773	0.64	2.23

$0.01 – 2.31	54,938,158	3.12	$0.28	54,938,158	3.12	$0.28

NOTE 10 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At September 30, 2016 and September 30, 2015, advances from shareholders were $50,545 and $40,773, respectively.

In addition, another shareholder advanced $224,444 to the Company as of September 30, 2016 and September 30, 2015. The advances are non-interest bearing, are unsecured and do not have a determined date of repayment.

Management service agreement between NPC and National Pain Centers, LLC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

Management service agreement between NPC and National Pain Centers, LLC (Continued)

NPC manages non-medical services in three clinics and two surgical centers in the Chicago-land area that provide diagnostic, surgical, treatment, research, advocacy, education, and setting standards and protocols within the interventional and multi-modal pain management, pursuant to a management service agreement dated as of February 28, 2014, by and between NPC and National Pain Centers, LLC ("NPC LLC"), which is owned by Dr. Jay Joshi, the president and CEO of NPC. Under the management agreement, NPC LLC engages NPC to provide management services for a term period of five years commencing on the effective date. During the term of this agreement, NPC LLC shall pay NPC the equivalent of 50% of all monies collected and as billed monthly to NPC LLC on net-30 term.

NPC is managed by its founder and CEO Dr. Jay Joshi, MD, DABA, DABAPM, FABAPM. Dr. Joshi also serves as the Company’s Chief Medical Officer (“CMO”) and as a member of its Board of Directors.

Management service revenue related to the collections was $181,680 and $187,368 for the years ended September 30, 2016 and 2015, respectively. Salary payments of $200,000 and $150,000 paid to Dr. Joshi during the years ended September 30, 2016 and 2015 have been offset to revenue earned from NPC LLC.

In addition, during the year ended September 30, 2016, the Company sold one of its phototherapy devices to NPC LLC for a sales price of $54,117 that has been reflected as a related party sale on the Company’s accompanying statement of operations for the year ended September 30, 2016.

Note Receivable – Chairman, President and CEO

On September 30, 2013, the Company loaned $250,000 to its Chairman, President and CEO. At September 30, 2015, a balance of $197,028 was owed on the loan. During the year ended September 30, 2016, the Company determined the loan was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman. No amounts were outstanding under the loan at September 30, 2016.

NOTE 11 – SEGMENT REPORTING

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

NOTE 11 – SEGMENT REPORTING (CONTINUED)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	September 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$16,241	$13,463	$7,771	$51,774	$89,249
Inventories	-	66,722	-	12,447	79,169
Prepaid expenses and other current assets	26,571	63	2,700	-	29,334

Total current assets	42,812	80,248	10,471	64,221	197,752

Property and equipment, net	4,927	6,592	1,514	2,788	15,821
Intangible assets, net	-	-	-	-	-
Goodwill, net	-	-	-	-	-
Security deposits	15,000	1,760	-	-	16,760

Total other assets	19,927	8,352	1,514	2,788	32,581

TOTAL ASSETS	$62,739	$88,600	$11,985	$67,009	$230,333

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$6,402	$94,117	$-	$108,343	$208,862
Related party	-	54,117	-	-	54,117
Consulting services	-	-	-	36,625	36,625
Management services to related party	-	-	181,680	-	181,680
Total Sales	6,402	148,234	181,680	144,968	481,284

Cost of goods sold	7,299	169,082	-	13,210	189,591

Gross profit (loss)	(897)	(20,848)	181,680	131,758	291,693

Operating expenses
Selling, general and administrative expenses	1,164,377	403,768	220,610	348,901	2,137,656
Impairment of goodwill and intangible assets	-	94,214	-	255,425	349,639
Total operating expenses	1,164,377	497,982	220,610	604,326	2,487,295

Loss from operations	$(1,165,274)	$(518,830)	$(38,930)	$(472,568)	$(2,195,602)

Wellness Center USA, Inc.
Assets By Segments

	September 30, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$20,218	$4,597	$5,951	$3,461	$34,227
Inventories	-	200,783	-	12,718	213,501
Current maturity of note receivable - Chairman and CEO	36,299	-	-	-	36,299
Prepaid expenses and other current assets	26,563	-	-	8	26,571

Total current assets	83,080	205,380	5,951	16,187	310,598

Property and equipment, net	8,551	17,962	-	3,111	29,624
Intangible assets, net	-	53,709	-	302,634	356,343
Goodwill, net	-	55,316	-	-	55,316
Note receivable - Chairman and CEO, net of current maturity	160,729	-	-	-	160,729
Security deposits	-	1,760	-	-	1,760

Total other assets	169,280	128,747	-	305,745	603,772

TOTAL ASSETS	$252,360	$334,127	$5,951	$321,932	$914,370

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$1,358	$-	$-	$59,385	$60,743
Consulting services	-	-	-	35,000	35,000
Management services to related party	-	-	187,368	-	187,368

Total Sales	1,358	-	187,368	94,385	283,111

Cost of goods sold	1,644	-	-	120,155	121,799

Gross profit (loss)	(286)	-	187,368	(25,770)	161,312

Operating expenses
Selling, general and administrative expenses	1,206,580	495,927	265,016	301,388	2,268,911
Impairment of goodwill and intangible assets	-	3,763,414	1,200,000	-	4,963,414
Total operating expenses	1,206,580	4,259,341	1,465,016	301,388	7,232,325

Loss from operations	$(1,206,866)	$(4,259,341)	$(1,277,648)	$(327,158)	$(7,071,013)

NOTE 12 – COMMITMENTS

Operating Leases

The Company leases its office facilities under a non-cancellable lease agreement. The lease was initiated in July 2016 and expires February 28, 2024.

Minimum annual rental commitments under non-cancelable leases at September 30, 2016 are as follows:

Years ending September 30,	Amount
2017	$65,011
2018	81,009
2019	98,170
2020	116,495
2021	135,984
Thereafter	379,107
TOTAL	$875,776

The lease contains escalating rent payments and free rent periods. The Company accounts for the rent expense on a straight-line basis. At September 30, 2016, the Company recorded a deferred rent obligation of $22,149 relating to the lease. Rent expense was $120,036 and $94,608 for the years ended September 30, 2016 and 2015, respectively.

Legal Matters

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

Employment Contracts

Synopsis of Employment Agreement – Jay Joshi, MD

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

Synopsis of Employment Agreement – Rick Howard

On July 1, 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Ricky Howard, (the “Executive”). The Executive’s employment under this Agreement shall commence on the date hereof, and this Agreement shall commence as of that date and shall continue in effect until June 30, 2017. The Executive is engaged to serve as the Chief Executive Officer of the Company’s wholly-owned Subsidiary “StealthCo. The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $100,000, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company.

NOTE 13 – INCOME TAXES

At September 30, 2016, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $12 million that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,000,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2016	September 30, 2015

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	40.0%	40.0%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Net operating loss carryforwards	$4,919,273	$3,341,136
Impairment of goodwill and intangible assets	139,856	1,985,366
Less: Valuation allowance	(5,059,129)	(5,326,502)

Net deferred tax assets	$-	$-

NOTE 14 – RESTATEMENT OF PRIOR PERIODS

For the year ended September 30, 2015, it was determined that the Company had incorrectly recorded a reduction to additional paid in capital of  $561,743  related to creation of a derivative liability, instead of as an expense for the period then ended.  Such derivative liability was subsequently extinguished during the year ended September 30, 2015 and recorded as a gain.  In addition, costs of $62,500 related to a loan conversion and $37,500 related to the fair value of shares issued for services were previously unrecorded.

The following sets forth the significant effects of the aforementioned restatement to the Company’s consolidated financial statements as of September 30, 2015:

	September 30,
	2015		September 30,
	As previously	2015	2015
	reported	Adjustments	As restated	Reference

TOTAL ASSETS	$914,370		$914,370

Total Liabilities	926,862		926,862

Shareholders' Deficit
Common stock, par value $0.001, 75,000,000 shares authorized; 64,539,684 shares issued and outstanding	64,540		64,540
Additional paid-in capital	14,534,003	561,743	15,188,621	(1)
		62,500		(2)
		30,375		(3)
Accumulated deficit	(14,535,935)	(654,618)	(15,190,552)
Total Wellness Center USA shareholders' equity (deficit)	62,608	-	62,609

Non-controlling interest	(75,101)	-	(75,101)
Total Shareholder's deficit	(12,493)	-	(12,492)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$914,369		$914,370

Loss from continuing operations	$7,132,793	30,375	$7,010,983	(3)
		(152,185)		(4)
Other income (expenses)
Change in fair value of derivatives	569,740	(617,144)	(47,404)	(1)
Gain on extinguishment of derivatives	-	218,528	218,528	(1)
Gain on debt redemption	53,531	(53,531)	-	(1)
Loss on conversion of loans payable to equity	(80,800)	(62,500)	(143,300)	(2)
Other income (loss) from write-off (recovery) of liabilities	213,496	-	213,496
Financing costs	-	(72,600)	(72,600)	(1)
Interest expense	(160)	(152,185)	(189,341)	(4)
		(36,996)		(1)
Interest income - related party	2,284	-	2,284
	758,091	(776,428)	(18,337)

NET LOSS	(6,374,702)	(654,618)	(7,029,320)

Net loss attributable to non-controlling interest	75,101	-	75,101

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(6,299,601)	$(654,618)	$(6,954,219)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	-	$(0.13)

NOTE 14 – RESTATEMENT OF PRIOR PERIODS (CONTINUED)

The restatements to the financial statements for the year ended September 30, 2015 are as follows:

(1) Correct the accounting for the recording and extinguishment of derivative liabilities originally accounted for as a deduction from additional paid in capital

(2) To correct understatement in amount recorded as loss on the conversion of loans to equity

(3) To correct understatement in amount recorded as fair value of shares issued for services

(4) To reclassify debt discount amortization previously recorded as operating expenses

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company raised $486,600 from the sale of 4,725,000 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 14,065,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices of $0.10 per share and $0.16 per share.

Subsequent to September 30, 2016, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through filing of a Certificate of Amendment on January 12, 2017.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years with an initial monthly base rent of $3,930.83. The lease contains escalating rent payments after month twenty-four (24), resulting in an ultimate monthly base rent of $4,049.94 during months forty-nine (49) through sixty (60).

In November 2016, the Company entered into a consulting agreement with a company (“SMS”) to assist the Company in marketing and selling its products and services. Under the agreement, the Company will pay a consulting fee of $10,000 per month to SMS and will pay commissions of 10% on any sales revenue generated by SMS. In connection with the agreement, the Company issued stock options to SMS to purchase 500,000 shares of the Company’s common stock. The options expire five years from the date of grant and have an exercise price of $0.12 per share. All of the options vest on January 30, 2017, provided the agreement has not been terminated prior to that date.