Form 10-Q
period 2016-12-31
Wellness Center USA, Inc.
filed 2017-02-10
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  X .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	.	Non-Accelerated Filer	.
.Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes      . No  X .

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2016 was 74,968,352.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2016

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Control and Procedures	27

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURE

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$154,724	$89,249
Accounts receivable	14,000	-
Inventories	39,175	79,169
Prepaid expenses and other current assets	4,855	29,334
Total Current Assets	212,754	197,752

Property and equipment, net	15,370	15,821
Other assets	16,760	16,760
Total Other Assets	32,130	32,581

TOTAL ASSETS	$244,884	$230,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$642,103	$610,581
Accrued payroll taxes	49,640	37,436
Accrued payroll - officers	244,972	200,096
Deferred revenue	71,674	77,375
Advances from related parties	50,545	50,545
Notes payable	9,000	9,000
Total Current Liabilities	1,067,934	985,033

Shareholders' Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 74,968,352 shares issued and outstanding	74,969	74,969
Additional paid-in capital	16,503,046	16,464,896
Common stock issuable, 8,138,650 and 5,048,650 shares, respectively	751,400	442,400
Accumulated deficit	(17,950,799)	(17,541,827)
Total Wellness Center USA shareholders' deficit	(621,384)	(559,562)

Non-controlling interest	(201,666)	(195,138)
Total Shareholder's deficit	(823,050)	(754,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$244,884	$230,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2016	2015
	(Unaudited)
Sales:
Trade	$89,000	$7,224
Consulting services	14,125	7,500
Management services to related party	37,402	61,702
Total Sales	140,527	76,426

Cost of goods sold	60,500	27,561

Gross profit	80,027	48,865

Operating expenses	495,527	625,972

Loss from operations	(415,500)	(577,107)

Other income
Interest income - related party	-	2,913

NET LOSS	(415,500)	(574,194)

Net loss attributable to non-controlling interest	6,528	32,638

NET LOSS ATTRIBUTABLE TO
WELLNESS CENTER USA, INC.	$(408,972)	$(541,556)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	80,998,306	66,898,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

			Additional
	Common Stock		Paid-in	Shares to be Issued		Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity	Interest	Total

Balance, September 30, 2016	74,968,352	$74,969	$16,464,896	5,048,650	$442,400	$(17,541,827)	$(559,562)	$(195,138)	$(754,700)

Fair value of vested stock options	-	-	38,150	-	-	-	38,150	-	38,150

Funds received for common stock issuable	-	-	-	3,090,000	309,000	-	309,000	-	309,000

Net loss for the three months ended December 31, 2016	-	-	-	-	-	(408,972)	(408,972)	(6,528)	(415,500)

Balance, December 31, 2016 (Unaudited)	74,968,352	$74,969	$16,503,046	8,138,650	$751,400	$(17,950,799)	$(621,384)	$(201,666)	$(823,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(415,500)	$(574,194)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,701	2,290
Amortization expense	-	22,154
Fair value of common shares issued for services	-	118,000
Fair value of stock options issued for services	38,150	5,806
Loss on shares issued for repayment of accounts payable	-	40,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(14,000)	-
Inventories	39,994	32
Note receivable - Chairman and CEO	-	11,636
Prepaid expenses and other current assets	24,479	6,295
(Decrease) Increase in:
Accounts payable and accrued expenses	31,522	(38,800)
Accrued payroll taxes	12,204	37,436
Accrued payroll - officers	44,876	-
Deferred revenue	(5,701)	(12,500)
Net cash used in operating activities	(241,275)	(381,845)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,250)	-
Net cash used in investing activities	(2,250)	-

Cash Flows from Financing Activities
Proceeds from notes payable	-	82,300
Repayment of advances from related party	-	(13,083)
Common stock issued for cash	-	409,000
Exercise of stock warrants	-	5,000
Proceeds from common stock issuable	309,000	-
Net cash provided by financing activities	309,000	483,217

Net increase in cash	65,475	101,372

Cash beginning of period	89,249	34,227
Cash end of period	$154,724	$135,599

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Issuance of common stock for repayment of accounts payable of $60,000	$-	$100,000
Non-controlling interest's share in losses of a subsidiary	$6,528	$32,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

Organization and Operations

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of toptier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments are operated, respectively, through PSI, NPC and SCI.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring losses from operations. As of December 31, 2016, the Company has a shareholders’ deficit of $823,050, and during the three months ended December 31, 2016, the Company incurred a net loss of $415,500 and used cash in operations of $241,275. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2016, the Company had cash on hand in the amount of $154,724. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2016, the Company raised $309,000 through the sale of its common stock.

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

Intercompany balances and transactions have been eliminated in consolidation. The Company has determined that its existing management services agreement with National Pain Center, LLC (“NPC LLC”) does not meet the requirements for consolidation under U.S. generally accepted accounting principles. Specifically, the Company does not have an equity ownership interest in NPC LLC. Furthermore, the Company's service agreement specifically does not give the Company "control" of NPC LLC as the Company does not have exclusive authority over decision making and the Company does not have a financial interest in NPC LLC (See Note 6).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuation of inventory and obsolescence and valuations of stock-based compensation calculations, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2016 and 2015, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2016 and September 30, 2016, the dilutive impact of outstanding stock options for 5,785,000 and 5,227,500 shares, respectively, and outstanding warrants for 64,208,158 and 54,938,158 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

(ii)

Management fees of medical practice: The Company receives management fees from the management services it provides to a medical practice owned by a related entity. The Company earns and records 50% of the fees the medical practice collects as management fees when collected per management service agreement. Revenue is recorded net of $50,000 of salary earned by the director during the three months ended December 31, 2016 and 2015.

(iii)

Consulting services: revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at December 31, 2016 and September 30, 2016 was $71,674 and $77,375, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain salary amounts paid to a related party during the three months ended December 31, 2015 have been reclassified from operating costs as an offset to revenue to conform to current period presentation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016

Vehicles	$15,000	$15,000
Computer equipment	9,058	9,058
Furniture and fixtures	27,216	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	108,540	106,290
Less: accumulated depreciation and amortization	(93,170)	(90,469)
Property and equipment, net	$15,370	$15,821

Depreciation expense for the three months ended December 31, 2016 and 2015 was $2,701 and $2,290, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable of $9,000 at December 31, 2016 and September 30, 2016 consist of two unsecured note agreements issued on May 14, 2014 and August 21, 2014. The loans have no stated interest rate and are due on demand.

NOTE 5 – SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2016, we were authorized by our Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2016 there were 74,968,352 shares of common stock issued and outstanding. Subsequent to December 31, 2016, the Company amended its Articles of Incorporation to increase its authorized shares to 185,000,000 shares of common stock, par value $0.001 per share, through a Certificate of Amendment dated January 12, 2017.

Common shares issued for cash

During the three months ended December 31, 2016, the Company received $309,000 from several investors to purchase 3,090,000 shares of the Company’s common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 9,270,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.12 to $0.18 per share. As of December 31, 2016, the shares had not been issued to the investors.

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

During the three months ended December 31, 2016, the Company issued options to purchase 62,500 shares of its common stock to an officer of the Company with an exercise price of $0.19 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $10,850 of stock compensation for the value of the options during the three months ended December 31, 2016.

During the three months ended December 31, 2016, the Company issued options to purchase 500,000 shares of its common stock to a consulting firm with an exercise price of $0.12 per share. All of the options vest on January 30, 2017, provided the agreement has not been terminated prior to that date. The Company valued the options using a Black-Scholes option-pricing model and recorded $27,300 of stock compensation for the value of the options during the three months ended December 31, 2016.

The assumptions used for options granted during the three months ended December 31, 2016 are as follows:

Exercise price	$0.12 - 0.19
Expected dividends	-
Expected volatility	150.8% - 152.3%
Risk free interest rate	0.96% - 1.03%
Expected life of options	2.5

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2016:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2016	5,227,500	$0.01 - 2.00	$0.60	$1,539,269
Granted	562,500	0.12 - 0.19	0.13	65,450
Cancelled	(5,000)	0.09	0.09	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2016	5,785,000	$0.01 – 2.00	$0.55	$1,604,719
Vested and exercisable, December 31, 2016	5,285,000	$0.01 – 2.00	$0.59	$1,550,119

Unvested, December 31, 2016	500,000	$0.12	$0.12	$54,600

The aggregate intrinsic value for option shares outstanding at December 31, 2016 was $127,688.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.39	2,325,000	3.71	$0.14	1,825,000	3.71	$0.14
0.40 - 0.99	2,060,000	2.22	0.40	2,060,000	2.22	0.40
1.00 - 1.99	750,000	4.00	1.00	750,000	4.00	1.00
2.00	650,000	4.00	2.00	650,000	4.00	2.00
$0.01 - 2.00	5,785,000	3.25	$0.55	5,285,000	3.25	$0.59

As of December 31, 2016, there were 1,715,000 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the three months ended December 31, 2016, the Company issued warrants to purchase 9,270,000 shares with exercise prices of $0.12 and $0.18 per share as part of the sale of equity units (see Note 5). The warrants expire five years from the date of grant.

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2016	54,938,158	$0.01-2.31	$0.28	$2,119,957
Granted	9,270,000	0.12-0.18	0.15	-
Canceled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2016	64,208,158	$0.01 - 2.31	$0.24	$2,119,957

Vested and exercisable, December 31, 2016	64,208,158	$0.01 - 2.31	$0.24	$2,119,957

Unvested, December 31, 2016	-	$-	$-	$-

The aggregate intrinsic value for warrant shares outstanding at December 31, 2016 was $2,006,978.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 0.20	45,504,807	3.62	$0.15	45,504,807	3.62	$0.15
0.21 – 0.49	13,783,840	2.33	0.34	13,783,840	2.33	0.34
0.50 – 1.00	4,764,738	1.55	0.74	4,764,738	1.55	0.74
1.01 – 2.31	154,773	0.39	2.23	154,773	0.39	2.23

$0.01 – 2.31	64,208,158	3.12	$0.24	64,208,158	3.12	$0.24

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At December 31, 2016 and September 30, 2016, advances from shareholders were $50,545.

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

Management service revenue related to the collections was $37,402 and $61,702 for the three months ended December 31, 2016 and 2015, respectively. These amounts are net of salaries of $50,000 earned by Dr. Joshi during the three months ended December 31, 2016 and 2015, which have been offset to revenue earned from NPC LLC for financial statement purposes.

NOTE 7 – SEGMENT REPORTING

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	December 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$109,608	$27,477	$9,504	$8,135	$154,724
Accounts receivable	-	14,000	-	-	14,000
Inventories	-	26,689	-	12,486	39,175
Prepaid expenses and other current assets	-	-	2,700	2,155	4,855

Total current assets	109,608	68,166	12,204	22,776	212,754

Property and equipment, net	4,021	5,061	3,218	3,070	15,370
Other assets	15,000	1,760	-	-	16,760

Total other assets	19,021	6,821	3,218	3,070	32,130

TOTAL ASSETS	$128,629	$74,987	$15,422	$25,846	$244,884

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$84,000	$-	$5,000	$89,000
Consulting services	-	-	-	14,125	14,125
Management services to related party	-	-	37,402	-	37,402

Total Sales	-	84,000	37,402	19,125	140,527

Cost of goods sold	-	40,033	-	20,467	60,500

Gross profit (loss)	-	43,967	37,402	(1,342)	80,027

Operating expenses	236,905	65,656	78,964	114,002	495,527

Loss from operations	$(236,905)	$(21,689)	$(41,562)	$(115,344)	$(415,500)

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2015
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$2,224	$-	$5,000	$7,224
Consulting services	-	-	-	7,500	7,500
Management services to related party	-	-	61,702	-	61,702

Total Sales	-	2,224	61,702	12,500	76,426

Cost of goods sold	-	6,152	-	21,409	27,561

Gross profit (loss)	-	(3,928)	61,702	(8,909)	48,865

Operating expenses	363,160	106,371	49,812	67,247	586,590

Income (loss) from operations	$(363,160)	$(110,299)	$11,890	$(76,156)	$(537,725)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company raised $97,600 from the sale of 835,000 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 2,395,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from of $0.16 per share to $0.25 per share.

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

Description of Business

Background

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of toptier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments are operated, respectively, through PSI, NPC and SCI.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is a whollyowned subsidiary of the Company and operated by Psoria Development Company LLC, an Illinois limited liability company (“PDC”), a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”).

PSI designs, develops and markets a targeted ultraviolet (“UV”) phototherapy device called the PsoriaLight. The PsoriaLight is designated for use in targeted PUVA photochemistry and UVB phototherapy and is designed to treat certain skin conditions including psoriasis, vitiligo, atopic dermatitis (eczema), seborrheic dermatitis, and leukoderma.

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

SCI’s technology includes use of intelligent micro particles that are unduplicatable and undetectable to the human eye. These taggants are created with a proprietary material that creates a unique numerical code that is assigned meaning by the client and is machine readable without the use of rare earth or chemical tracers. They have been used in covert and overt operations with easy to implement technology and do-it-yourself in-the-field forensic caliber verification.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2016 and 2015 was $140,527 and $76,426, respectively. The increase of $64,101 was due to the sales of three PSI phototherapy devices during the first quarter of fiscal 2017, as compared to the first quarter of the prior year.

Cost of sales for the three months ended December 31, 2016 and 2015, was $60,500 and $27,561, respectively. Gross profit for the three months ended December 31, 2016 and 2015, was $80,027 and $48,865, respectively. The gross profit increase of $31,162 was primarily due to the increase in trade sales during the first quarter of fiscal 2017.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 and 2015 was $495,527 and $625,972, respectively. The decrease in operating expenses of $130,445 was due primarily to the reduction of consulting and professional fees during the first quarter of fiscal 2017.

Other Income

There was no other income or expense during the three months ended December 31, 2016. Other income during the three months ended December 31, 2015 was $2,913 and related to interest income from a related party.

Net Loss

Our net loss for the three months ended December 31, 2016 was $415,500, compared to a net loss of $574,194 for the three months ended December 31, 2015. The decrease in the net loss of $158,694 was due to the decrease in operating expenses of $130,445 and the increase in gross profit of $31,162.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$84,000	$-	$5,000	$89,000
Consulting services	-	-	-	14,125	14,125
Management services to related party	-	-	37,402	-	37,402

Total Sales	-	84,000	37,402	19,125	140,527

Cost of goods sold	-	40,033	-	20,467	60,500

Gross profit (loss)	-	43,967	37,402	(1,342)	80,027

Operating expenses	236,905	65,656	78,964	114,002	495,527

Loss from operations	$(236,905)	$(21,689)	$(41,562)	$(115,344)	$(415,500)

Revenue for the Medical Devices segment for the three months ended December 31, 2016 and 2015 was $84,000 and $2,224, respectively. Cost of sales for the three months ended December 31, 2016 and 2015 was $40,033 and $6,152, respectively. Gross profit for the three months ended December 31, 2016 was $43,967 and the gross loss for the three months ended December 31, 2015 was $3,928. Operating expenses for the three months ended December 31, 2016 and 2015 was $65,656 and $106,371, respectively. The decrease in operating expenses of $40,715 in fiscal 2017 was due primarily to the reduction of consulting and professional fees. The loss from operations for the three months ended December 31, 2016 and 2015 was $21,689 and $110,299, respectively.

Revenue for the Practice Management Services segment for the three months ended December 31, 2016 and 2015 was $37,402 and $61,702, respectively. The decrease of $24,300 was due to the decrease in management fees received during fiscal 2017. Operating expenses for the three months ended December 31, 2016 and 2015 was $78,964 and $49,812, respectively. The increase in operating expenses of $29,152 in fiscal 2017 was due primarily to the increase in salaries and third party billing services. The loss from operations for the three months ended December 31, 2016 was $41,562 and the income from operations for the three months ended December 31, 2015 was $11,890.

Revenue for the Authentication and Encryption segment for the three months ended December 31, 2016 and 2015 was $19,125 and $12,500, respectively. The increase of $6,625 was due to the increase in consulting services during fiscal 2017. Cost of goods sold for the three months ended December 31, 2016 and 2015 was $20,467 and $21,409, respectively, and the gross loss was $1,342 and $8,909, respectively. The gross loss decrease in fiscal 2017 was primarily due to the write-off of inventories to realizable value in fiscal 2016. Operating expenses for the three months ended December 31, 2016 and 2015 was $114,002 and $67,247, respectively. The increase in operating expenses of $46,755 in fiscal 2017 was due primarily to the increase in stock compensation costs of $38,150. The loss from operations for the three months ended December 31, 2016 and 2015 was $115,344 and $76,156, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2016 and 2015 was $236,905 and $363,160, respectively. The decrease in operating expenses of $126,255 in fiscal 2017 was due primarily to the decrease in professional and consulting fees. The loss from operations for the three months ended December 31, 2016 and 2015 was $236,905 and $363,160, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2016, the Company incurred a net loss of $415,500 and used cash in operations of $241,275, and had a shareholders’ deficit of $823,050 as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2016, our cash balance was $154,724. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through equity financing to fund our daily operations through next 12 months and during the three months ended December 31, 2016, raised $309,000 through the sale of its common stock. However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

Comparison of three months years ended December 31, 2016 and 2015

As of December 31, 2016, we had $154,724 in cash, negative working capital of $855,180 and an accumulated deficit of $17,950,799.

As of December 31, 2015, we had $89,249 in cash, negative working capital of $787,281 and an accumulated deficit of $17,541,827.

Cash flows used in operating activities

During the three months ended December 31, 2016, the Company used cash flows in operating activities of $241,275 compared to $381,845 used in the three months ended December 31, 2015. During the three months ended December 31, 2016, the Company incurred a net loss of $415,500 and $40,851 of non-cash expenses compared to a net loss of $574,194 and $188,250 of non-cash expenses during the three month period ended December 31, 2015.

Cash flows used in investing activities

During the three months ended December 31, 2016, we had purchases of property and equipment of $2,250. We had no cash flows from investing activities during the three months ended December 31, 2015.

Cash flows provided by financing activities

During the three months ended December 31, 2016, we had proceeds from the sale of common stock and warrants of $309,000. During the three months ended December 31, 2015, we had proceeds from notes payable of $82,300, a repayment of advances from related party of $13,083, proceeds from the sale of common stock and warrants of $409,000 and proceeds from the exercise of stock warrants of $5,000.

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

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission on January 13, 2017. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended December 31, 2016.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4. Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2016 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

WELLNESS CENTER USA, INC.

Date: February 10, 2017	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	February 10, 2017
Andrew J. Kandalepas

/s/ Jay Joshi, M.D.	Director, President NPC	February 10, 2017
Jay Joshi, M.D.