Form 10-Q
period 2017-03-31
Wellness Center USA, Inc.
filed 2017-05-12
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  001-37960

WELLNESS CENTER USA, INC.

(Exact name of registrant as specified in its charter)

_______________

NEVADA	27-2980395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL	60169
(Address of principal executive offices)	(Zip Code)

(847) 925-1885

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .
(do not check if Smaller Reporting Company)		Emerging Growth Company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2017 was 86,630,157.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2017

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Control and Procedures	24

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	25
Item 1A	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURE		26

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$297,000	$89,249
Accounts receivable	70,000	-
Inventories	12,382	79,169
Prepaid expenses and other current assets	4,721	29,334
Total Current Assets	384,103	197,752

Property and equipment, net	12,669	15,821
Other assets	16,760	16,760
Total Other Assets	29,429	32,581

TOTAL ASSETS	$413,532	$230,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$296,013	$610,581
Accrued payroll taxes	57,942	37,436
Accrued payroll - officers	302,390	200,096
Deferred revenue	52,549	77,375
Advances from related parties	48,545	50,545
Loans payable	39,000	9,000
Total Current Liabilities	796,439	985,033

Shareholders' Deficit
Common stock, par value $0.001, 185,000,000 shares authorized;
86,630,157 and 74,968,352 shares issued and outstanding, respectively	86,630	74,969
Additional paid-in capital	17,952,318	16,464,896
Common stock issuable, none and 5,048,650 shares, respectively	-	442,400
Accumulated deficit	(18,225,619)	(17,541,827)
Total Wellness Center USA shareholders' deficit	(186,671)	(559,562)

Non-controlling interest	(196,236)	(195,138)
Total Shareholder's deficit	(382,907)	(754,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$413,532	$230,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales:
Trade	$120,100	$61,287	$209,100	$68,511
Related party	-	54,117	-	54,117
Consulting services	14,125	7,500	28,250	15,000
Management services to related party	40,000	51,843	77,402	113,545
Total Sales	174,225	174,747	314,752	251,173

Cost of goods sold	53,407	39,641	113,907	42,128

Gross profit	120,818	135,106	200,845	209,045

Operating expenses	678,985	671,393	1,174,512	1,322,439

Loss from operations	(558,167)	(536,287)	(973,667)	(1,113,394)

Other income (expenses)
Loss on conversion of loans payable to equity	-	(146,301)	-	(146,301)
Gain on extinguishment of debt	288,777	-	288,777	-
Interest income - related party	-	-	-	2,913
Total other income (expenses)	288,777	(146,301)	288,777	(143,388)

NET LOSS	(269,390)	(682,588)	(684,890)	(1,256,782)

Net loss (gain) attributable to non-controlling interest	(5,430)	11,420	1,098	44,058

NET LOSS ATTRIBUTABLE TO
WELLNESS CENTER USA, INC.	$(274,820)	$(671,168)	$(683,792)	$(1,212,724)

BASIC AND DILUTED LOSS PER SHARE	$-	$(0.01)	$(0.01)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	84,644,460	72,858,366	82,814,207	67,066,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Common Stock		Additional Paid-in Capital	Shares to be Issued		Accumulated Deficit	Total WCUI Deficit	Non-controlling Interest	Total
	Shares	Amount		Shares	Amount

Balance, September 30, 2016	74,968,352	$74,969	$16,464,896	5,048,650	$442,400	$(17,541,827)	$(559,562)	$(195,138)	$(754,700)

Issuance of common stock issuable	5,048,650	5,048	437,352	(5,048,650)	(442,400)	-	-	-	-

Common stock issued for cash	4,037,500	4,037	420,563	-	-	-	424,600	-	424,600

Exercise of stock warrants	2,725,655	2,726	425,289	-	-	-	428,015	-	428,015

Retirement of common stock in legal settlement	(250,000)	(250)	250	-	-	-	-	-	-

Fair value of vested stock options	-	-	178,068	-	-	-	178,068	-	178,068

Fair value of common stock issued for services	100,000	100	25,900	-	-	-	26,000	-	26,000

Net loss for the six months ended March 31, 2017	-	-	-	-	-	(683,792)	(683,792)	(1,098)	(684,890)

Balance, March 31, 2017 (Unaudited)	86,630,157	$86,630	$17,952,318	-	$-	$(18,225,619)	$(186,671)	$(196,236)	$(382,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(684,890)	$(1,256,782)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5,402	10,649
Amortization expense	-	35,249
Loss on shares issued for repayment of accounts payable	-	40,000
Loss on conversion of loans payable	-	146,301
Gain on extinguishment of debt	(288,777)	-
Fair value of common shares issued for services	26,000	118,000
Fair value of stock options issued for services	178,068	11,294
Note receivable from officer written-off as compensation	-	197,028
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(70,000)	-
Inventories	66,787	26,675
Prepaid expenses and other current assets	24,613	23,366
(Decrease) Increase in:
Accounts payable and accrued expenses	(25,791)	17,885
Accrued payroll taxes	20,506	7,844
Accrued payroll - officers	102,294	-
Deferred revenue	(24,826)	(25,000)
Net cash used in operating activities	(670,614)	(647,491)

Cash Flows from Investing Activities
Purchases of property and equipment	(2,250)	(520)
Net cash used in investing activities	(2,250)	(520)

Cash Flows from Financing Activities
Proceeds from loans payable	30,000	82,300
Repayment of advances from related party	(2,000)	(3,269)
Proceeds from sale of common stock and warrants	424,600	655,701
Exercise of stock warrants	428,015	5,000
Proceeds from common stock issuable	-	75,000
Net cash provided by financing activities	880,615	814,732

Net increase in cash	207,751	166,721

Cash beginning of period	89,249	34,227
Cash end of period	$297,000	$200,948

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of loans payable to equity	$-	$69,800
Issuance of common stock for repayment of accounts payable of $60,000	$-	$100,000
Non-controlling interest's share in losses of a subsidiary	$1,098	$44,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments are operated, respectively, through PSI, NPC and SCI.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The balance sheet information as of September 30, 2016 was derived from the audited financial statements included in the Company’s financial statements as of and for the fiscal years ended September 30, 2016 and 2015 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 13, 2017. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring losses from operations. As of March 31, 2017, the Company has a shareholders’ deficit of $382,907, and during the six months ended March 31, 2017, the Company incurred a net loss of $684,890 and used cash in operations of $670,614. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2017, the Company had cash on hand in the amount of $297,000. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2017, the Company raised $852,615 through the sale of its common stock and the exercise of stock warrants. Subsequent to March 31, 2017, the Company raised an additional $513,571 through the sale of its common stock and the exercise of stock warrants (see Note 9).

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

Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2017 and 2016, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2017 and 2016, the dilutive impact of outstanding stock options for 6,147,500 and 5,097,500 shares, respectively, and outstanding warrants for 63,741,253 and 43,876,412 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ii)

Management fees of medical practice: The Company receives management fees from the non-medical management services it provides to three clinics and two surgical centers operated by a related entity. The Company earns and records 50% of the fees the practice collects as management fees when collected per management service agreement. Revenue is recorded net of $100,000 of salary earned by the director during the six months ended March 31, 2017 and 2016 and is recorded net of $50,000 of salary earned by the director during the three months ended March 31, 2017 and 2016.

(iii)

Consulting services: Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at March 31, 2017 and September 30, 2016 was $52,549 and $77,375, respectively.

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

Reclassifications

Certain salary amounts paid to a related party during the three and six months ended March 31, 2016 have been reclassified from operating costs as an offset to revenue to conform to current period presentation.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016

Vehicles	$15,000	$15,000
Computer equipment	9,058	9,058
Furniture and fixtures	27,216	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	108,540	106,290
Less: accumulated depreciation and amortization	(95,871)	(90,469)
Property and equipment, net	$12,669	$15,821

Depreciation expense for the three months ended March 31, 2017 and 2016 was $2,701 and $8,359, respectively. Depreciation expense for the six months ended March 31, 2017 and 2016 was $5,402 and $10,649, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable of $39,000 at March 31, 2017 and $9,000 at September 30, 2016 consist of two unsecured note agreements issued on May 14, 2014 and August 21, 2014 totaling to $9,000, and a short-term unsecured loan for $30,000 issued on March 27, 2017. The loans have no stated interest rate and are due on demand.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common shares issued for cash

During the six months ended March 31, 2017, the Company received $424,600 from several investors to purchase 4,037,500 shares of the Company’s common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 11,793,750 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.12 to $0.25 per share. The shares and warrants were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

Common shares issued for services

During the six months ended March 31, 2017, the Company issued 100,000 shares of its common stock to a consultant. The fair value of the shares on the date of grant was $26,000. The shares vested upon grant and the fair value of the shares is included in Operating Expenses on the March 31, 2017 Statements of Operations.

NOTE 5 – SHAREHOLDERS’ DEFICIT (CONTINUED)

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

During the six months ended March 31, 2017, the Company issued options to purchase 125,000 shares of its common stock to an officer of the Company with exercise prices of $0.19 per share and $0.40 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $22,538 and $33,388 of stock compensation for the value of the options during the three and six months ended March 31, 2017, respectively.

During the six months ended March 31, 2017, the Company issued options to purchase 300,000 shares of its common stock to a consultant of the Company with an exercise price of $0.26 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $75,040 of stock compensation for the value of the options during the three and six months ended March 31, 2017.

During the six months ended March 31, 2017, the Company issued options to purchase 500,000 shares of its common stock to a consulting firm with an exercise price of $0.12 per share. All of the options vested on January 30, 2017. The Company valued the options using a Black-Scholes option-pricing model and recorded $27,300 and $54,600 of stock compensation for the value of the options during the three and six months ended March 31, 2017, respectively.

During the six months ended March 31, 2017, the Company issued options to purchase 50,000 shares of its common stock to a consulting firm with an exercise price of $0.16 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $15,040 of stock compensation for the value of the options during the three and six months ended March 31, 2017.

The assumptions used for options granted during the six months ended March 31, 2017 are as follows:

Exercise price	$0.12 - 0.40
Expected dividends	-
Expected volatility	146.5% - 152.3%
Risk free interest rate	0.96% - 1.15%
Expected life of options	2.5

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2017:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2016	5,227,500	$0.01 - 2.00	$0.60	$1,539,269
Granted	975,000	0.12 - 0.40	0.19	173,768
Cancelled	(55,000)	0.01 - 0.09	0.02	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, March 31, 2017	6,147,500	$0.10 – 2.00	$0.54	$1,713,037
Vested and exercisable, March 31, 2017	6,147,500	$0.10 – 2.00	$0.54	$1,713,037

Unvested, March 31, 2017	-	$-	$-	$-

The aggregate intrinsic value for option shares outstanding at March 31, 2017 was $640,938.

NOTE 5 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10 - 0.39	2,625,000	3.72	$0.16	2,625,000	3.72	$0.16
0.40 - 0.99	2,122,500	2.05	0.40	2,122,000	2.05	0.40
1.00 - 1.99	750,000	3.75	1.00	750,000	3.75	1.00
2.00	650,000	3.75	2.00	650,000	3.75	2.00
$0.01 - 2.00	6,147,500	3.15	$0.54	6,147,500	3.15	$0.54

As of March 31, 2017, there was no aggregate value of the unvested stock options, as all options had vested. As of March 31, 2017, there were 1,352,500 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the six months ended March 31, 2017, the Company issued warrants to purchase 11,793,750 shares with exercise prices of $0.12 and $0.25 per share as part of the sale of equity units (see Note 5). The warrants expire five years from the date of grant. Also during the six months ended March 31, 2017, stock warrants were exercised to purchase 2,725,655 shares of the Company’s common stock. Proceeds from the exercises totaled to $428,015.

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2017:

	Number of Warrant Shares	Exercise Price Range	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2016	54,938,158	$0.01 -2.31	$0.28	$2,119,957
Granted	11,793,750	0.12 - 0.25	0.15	1,791,600
Canceled	-	-	-	-
Exercised	(2,725,655)	0.12 – 0.25	0.15	-
Expired	(265,000)	0.50 – 0.75	0.57	-
Balance, March 31, 2017	63,741,253	$0.12 - 2.31	$0.24	$3,911,557

Vested and exercisable, March 31, 2017	63,741,253	$0.12 - 2.31	$0.24	$3,911,557

Unvested, March 31, 2017	-	$-	$-	$-

The aggregate intrinsic value for warrant shares outstanding at March 31, 2017 was $12,388,827.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2017:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 – 0.20	45,349,568	3.49	$0.15
0.21 – 0.49	13,737,174	2.03	0.34
0.50 – 1.00	4,499,738	1.46	0.75
1.01 – 2.31	154,773	0.15	2.23

$0.01 – 2.31	63,741,253	3.03	$0.24

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At March 31, 2017 and September 30, 2016, advances from shareholders were $48,545 and $50,545, respectively.

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

Management service revenue related to the collections was $40,000 and $51,843 for the three months ended March 31, 2017 and 2016, respectively. These amounts are net of salaries of $50,000 earned by Dr. Joshi during the three months ended March 31, 2017 and 2016, which have been offset to revenue earned from NPC LLC for financial statement purposes. Management service revenue related to the collections was $77,402 and $113,545 for the six months ended March 31, 2017 and 2016, respectively. These amounts are net of salaries of $100,000 earned by Dr. Joshi during the six months ended March 31, 2017 and 2016, which have been offset to revenue earned from NPC LLC for financial statement purposes.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	March 31, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total

ASSETS
Current Assets
Cash	$215,009	$$34,381	$19,698	$27,912	$297,000
Accounts receivable	-	70,000	-	-	70,000
Inventories	-	-	-	12,382	12,382
Prepaid expenses and other current assets	-	-	2,700	2,021	4,721

Total current assets	215,009	104,381	22,398	42,315	384,103

Property and equipment, net	3,115	3,530	3,218	2,806	12,669
Other assets	15,000	1,760	-	-	16,760

Total other assets	18,115	5,290	3,218	2,806	29,429

TOTAL ASSETS	$233,124	$$109,671	$25,616	$45,121	$413,532

Wellness Center USA, Inc.
Operations by Segments

	For the Six Months Ended
	March 31, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$-	$13,100	$209,100
Consulting services	-	-	-	28,250	28,250
Management services to related party	-	-	77,402	-	77,402

Total Sales	-	196,000	77,402	41,350	314,752

Cost of goods sold	-	75,117	-	38,790	113,907

Gross profit	-	120,883	77,402	2,560	200,845

Operating expenses	568,610	157,039	148,325	300,538	1,174,512

Loss from operations	$(568,610)	$(36,156)	$(70,923)	$(297,978)	$(973,667)

Wellness Center USA, Inc.
Operations by Segments

	For the Six Months Ended
	March 31, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$58,511	$-	$10,000	$68,511
Trade - related party	-	54,117	-	-	54,117
Consulting services	-	-	-	15,000	15,000
Management services to related party	-	-	113,545	-	113,545

Total Sales	-	112,628	113,545	25,000	251,173

Cost of goods sold	-	41,220	-	908	42,128

Gross profit	-	71,408	113,545	24,092	209,045

Operating expenses	838,467	210,705	105,457	167,810	1,322,439

Income (loss) from operations	$(838,467)	$(139,297)	$8,088	$(143,718)	$(1,113,394)

NOTE 8 – LEGAL SETTLEMENT

In March 2017, the Company entered into a Final Settlement Agreement with certain former owners of PSI and relating to certain agreements executed by them prior to the 2012 share exchange with the Company. Under the agreement, the Company released the former owners, and the former owners released the Company, PSI and the Company’s CEO, from any and all claims and liabilities claimed by or owed to each of the others, including a debt of $253,194 the Company owed to two of the former owners as of March 31, 2017. This amount is recorded as Other Income on the March 31, 2017 Statements of Operations. The Company also received 250,000 shares of its common stock from the former owners as part of the settlement. The shares were then cancelled by the Company and are not included in outstanding shares as of March 31, 2017.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company received $460,000 from the sale of 1,800,000 shares of its common stock to three investors. In connection with the sale, the Company issued warrants to the shareholders to purchase 2,000,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.40 per share. Also subsequent to March 31, 2017, stock warrants were exercised to purchase 357,143 shares of the Company’s common stock. Proceeds from the exercise were $53,571. The shares and warrants were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2017 and 2016 was $174,225 and $174,747, respectively, a decrease of $522. PSI’s revenues increased $1,596, from $110,404 in fiscal 2016 to $112,000 in fiscal 2017. NPC’s revenues decreased $11,843, from $51,843 in fiscal 2016 to $40,000 in fiscal 2017, while SCI’s revenues increased $9,725, from $12,500 in fiscal 2016 to $22,225 in fiscal 2017.

Cost of sales for the three months ended March 31, 2017 and 2016, was $53,407 and $39,641, respectively. Gross profit for the three months ended March 31, 2017 and 2016, was $120,818 and $135,106, respectively. The gross profit decrease of $14,288 was primarily due to lower sales prices on PSI’s PsoriaLight devices during fiscal 2017, as compared to the same period in 2016.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 was $678,985 and $671,393, respectively. The increase in operating expenses of $7,592 was due primarily to the increase in consulting and stock compensation costs during fiscal 2017, offset by a decrease in patent expenses and the write-off of a note receivable from an officer written-off as compensation expense in fiscal 2016.

Other Income (Expense)

During the three months ended March 31, 2017, the Company recognized $288,777 of other income relating to the final settlement agreement with the former owners of PSI and other vendors. During the three months ended March 31, 2016, the Company recognized a $146,301 loss relating to the loss on conversion of loans payable to equity.

Net Loss

The net loss for the three months ended March 31, 2017 was $269,390, compared to a net loss of $682,588 for the three months ended March 31, 2016. The decrease in the net loss of $413,198 in fiscal 2017 was primarily due to other income of $288,777 in fiscal 2017, compared to the $146,301 loss relating to the loss on conversion of loans payable to equity in fiscal 2016.

Results of Operations for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2017 and 2016 was $314,752 and $251,173, respectively, an increase of $63,579 in fiscal 2017. PSI’s revenues increased $83,372, from $112,628 in fiscal 2016 to $196,000 in fiscal 2017. NPC’s revenues decreased $36,143, from $113,545 in fiscal 2016 to $77,402 in fiscal 2017, while SCI’s revenues increased $16,350, from $25,000 in fiscal 2016 to $41,350 in fiscal 2017.

Cost of sales for the six months ended March 31, 2017 and 2016, was $113,907 and $42,128, respectively. Gross profit for the six months ended March 31, 2017 and 2016, was $200,845 and $209,045, respectively. The gross profit decrease of $8,200 was primarily due to lower sales prices on PSI’s PsoriaLight devices during fiscal 2017, as compared to fiscal 2016, and also lower revenues at NPC.

Operating Expenses

Operating expenses for the six months ended March 31, 2017 and 2016 was $1,174,512 and $1,322,439, respectively. The decrease in operating expenses of $147,927 was due primarily to the reduction of patent expenses and the write-off of a note receivable from officer written-off as compensation expense in fiscal 2016, offset by higher consulting and stock compensation costs in fiscal 2017.

Other Income (Expense)

During the six months ended March 31, 2017, the Company recognized $288,777 of other income relating to the final settlement agreement with the former owners of PSI and other vendors. During the six months ended March 31, 2016, the Company recognized a $146,301 loss relating to the loss on conversion of loans payable to equity. Other income during the six months ended March 31, 2016 was $2,913 and related to interest income from a related party.

Net Loss

Our net loss for the six months ended March 31, 2017 was $684,890, compared to a net loss of $1,256,782 for the six months ended March 31, 2016. The decrease in the net loss of $571,892 in fiscal 2017 was due to other income of $288,777 in 2017, compared to the $146,301 loss relating to the loss on conversion of loans payable to equity in 2016. It was also due to the decrease in operating expenses of $147,927 in fiscal 2017.

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

The detailed segment information of the Company for the six months ended March 31, 2017 and 2016 is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Six Months Ended
	March 31, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$-	$13,100	$209,100
Consulting services	-	-	-	28,250	28,250
Management services to related party	-	-	77,402	-	77,402

Total Sales	-	196,000	77,402	41,350	314,752

Cost of goods sold	-	75,117	-	38,790	113,907

Gross profit	-	120,883	77,402	2,560	200,845

Operating expenses	568,610	157,039	148,325	300,538	1,174,512

Loss from operations	$(568,610)	$(36,156)	$(70,923)	$(297,978)	$(973,667)

Revenue for the Medical Devices segment for the six months ended March 31, 2017 and 2016 was $196,000 and $112,628, respectively. The increase in revenues of $83,372 was due to the increased number of sales of PsoriaLight devices. Cost of sales for the six months ended March 31, 2017 and 2016 was $75,117 and $41,220, respectively. Gross profit for the six months ended March 31, 2017 and 2016 was $120,883 and $71,408, respectively. The increase in gross profit of $49,475 in fiscal 2017 was due primarily to the increase in sales. Operating expenses for the six months ended March 31, 2017 and 2016 was $157,039 and $210,705, respectively. The decrease in operating expenses of $53,666 in fiscal 2017 was due primarily to the reduction in professional fees. The loss from operations for the six months ended March 31, 2017 and 2016 was $36,156 and $139,297, respectively.

Revenue for the Practice Management Services segment for the six months ended March 31, 2017 and 2016 was $77,402 and $113,545, respectively. The decrease of $36,143 was due to the decrease in management fees received during fiscal 2017. Operating expenses for the six months ended March 31, 2017 and 2016 was $148,325 and $105,457, respectively. The increase in operating expenses of $42,868 in fiscal 2017 was due primarily to the increase in salaries and third party billing services. The loss from operations for the six months ended March 31, 2017 was $70,923 and the income from operations for the six months ended March 31, 2016 was $8,088.

Revenue for the Authentication and Encryption segment for the six months ended March 31, 2017 and 2016 was $41,350 and $25,000, respectively. The increase of $16,350 was primarily due to the increase in consulting services during fiscal 2017. Cost of goods sold for the six months ended March 31, 2017 and 2016 was $38,790 and $908, respectively, and the gross profit was $2,560 and $24,092, respectively. The gross profit decrease in fiscal 2017 was primarily due to the very low cost of goods sold for the first six months of fiscal 2016. Operating expenses for the six months ended March 31, 2017 and 2016 was $300,538 and $167,810, respectively. The increase in operating expenses of $132,728 in fiscal 2017 was due primarily to the increase in stock compensation costs and consulting expenses. The loss from operations for the six months ended March 31, 2017 and 2016 was $297,978 and $143,718, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2017 and 2016 was $568,610 and $838,467, respectively. The decrease in operating expenses of $269,857 in fiscal 2017 was due primarily to the decrease in professional and consulting fees and stock compensation costs in fiscal 2017 and the write-off of a note receivable from an officer written-off as compensation expenses in fiscal 2016. The loss from operations for the six months ended March 31, 2017 and 2016 was $568,610 and $838,467, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2017, the Company incurred a net loss of $684,890 and used cash in operations of $670,614, and had a shareholders’ deficit of $382,907 as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2017, our cash balance was $297,000. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through equity financing to fund our daily operations through next 12 months and during the six months ended March 31, 2017, received $424,600 through the sale of its common stock and $428,015 from the exercise of stock warrants. Subsequent to March 31, 2017, the Company received $460,000 from the sale of its common stock and $53,571 from the exercise of stock warrants. However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Comparison of six months for the years ended March 31, 2017 and 2016

As of March 31, 2017, we had $297,000 in cash, negative working capital of $412,336 and an accumulated deficit of $18,225,619.

As of March 31, 2016, we had $200,948 in cash, negative working capital of $485,843 and an accumulated deficit of $15,748,659.

Cash flows used in operating activities

During the six months ended March 31, 2017, the Company used cash flows in operating activities of $670,614 compared to $647,491 used in the six months ended March 31, 2016. During the six months ended March 31, 2017, the Company incurred a net loss of $684,890 with $79,307 of negative non-cash expenses compared to a net loss of $1,256,782 and $558,521 of non-cash expenses during the six months ended March 31, 2016.

Cash flows used in investing activities

During the six months ended March 31, 2017, we had purchases of property and equipment of $2,250. During the six months ended March 31, 2016, we had purchases of property and equipment of $520.

Cash flows provided by financing activities

During the six months ended March 31, 2017, we had proceeds from loans payable of $30,000, from the sale of common stock and warrants of $424,600 and from the exercise of stock warrants of $428,015. We used cash to repay advances from a related party of $2,000. During the six months ended March 31, 2016, we had proceeds from notes payable of $82,300, from the sale of common stock of $655,701, from common stock issuable of $75,000 and from the exercise of stock warrants of $5,000. We used cash to repay advances from related parties of $3,269.

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

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission on January 13, 2017. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended March 31, 2017.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4. Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies. We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2017, the Company received $424,600 from several investors to purchase 4,037,500 shares of the Company’s common stock.

The shares and warrants were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

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

WELLNESS CENTER USA, INC.

Date: May 12, 2017	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	May 12, 2017

/s/ Jay Joshi, M.D.	Director, President, NPC	May 12, 2017
Jay Joshi, M.D.