Form 10-Q
period 2017-06-30
Wellness Center USA, Inc.
filed 2017-08-14
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

WELLNESS CENTER USA, INC.

(Exact name of registrant as specified in its charter)

____________________________

Nevada	27-2980395
(State or other jurisdiction of incorporation or organization) 2500 West Higgins Road, Ste. 780, Hoffman Estates, IL (Address of principal executive offices)	(I.R.S. Employer Identification Number) 60169 (Zip Code)

(847) 925-1885

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [   ]   Accelerated Filer [   ]   Non-Accelerated Filer (do not check if Smaller Reporting Company) [   ]

Smaller Reporting Company[X]   Emerging Growth Company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of June 30, 2017 was 89,304,122.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2017

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Control and Procedures	27

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures.	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURE

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$49,465	$89,249
Accounts receivable	75,424	-
Inventories	12,310	79,169
Prepaid expenses and other current assets	4,586	29,334
Total Current Assets	141,785	197,752

Property and equipment, net	11,358	15,821
Other assets	16,760	16,760
Total Other Assets	28,118	32,581

TOTAL ASSETS	$169,903	$230,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$148,167	$610,581
Accrued payroll taxes	-	37,436
Accrued payroll - officers	310,547	200,096
Deferred revenue	46,848	77,375
Advances from related parties	48,544	50,545
Loans payable	39,000	9,000
Total Current Liabilities	593,106	985,033

Shareholders' Deficit
Common stock, par value $0.001, 185,000,000 shares authorized;
89,304,122 and 74,968,352 shares issued and outstanding, respectively	89,304	74,969
Additional paid-in capital	18,547,227	16,464,896
Common stock issuable, none and 5,048,650 shares, respectively	-	442,400
Accumulated deficit	(18,810,787)	(17,541,827)
Total Wellness Center USA shareholders' deficit	(174,256)	(559,562)

Non-controlling interest	(248,947)	(195,138)
Total Shareholder's deficit	(423,203)	(754,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$169,903	$230,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales:
Trade	$5,000	$23,276	$214,100	$91,787
Related party	-	-	-	54,117
Consulting services	14,125	7,500	42,375	22,500
Management services to related party	9,351	42,033	86,753	155,578
Total Sales	28,476	72,809	343,228	323,982

Cost of goods sold	15,844	19,870	129,751	61,998

Gross profit	12,632	52,939	213,477	261,984

Operating expenses	650,511	380,370	1,825,023	1,702,809

Loss from operations	(637,879)	(327,431)	(1,611,546)	(1,440,825)

Other income (expenses)
Loss on conversion of loans payable to equity	-	-	-	(146,301)
Gain on extinguishment of debt	-	-	288,777	-
Interest income - related party	-	-	-	2,913
Total other income (expenses)	-	-	288,777	(143,388)

NET LOSS	(637,879)	(327,431)	(1,322,769)	(1,584,213)

Net loss attributable to non-controlling interest	52,711	48,281	53,809	92,339

NET LOSS ATTRIBUTABLE TO
WELLNESS CENTER USA, INC.	$(585,168)	$(279,150)	$(1,268,960)	$(1,491,874)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	88,328,386	74,764,956	84,652,266	72,012,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

			Additional				Total	Non-
	Common Stock		Paid-in	Shares to be Issued		Accumulated	WCUI	controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit	Interest	Total

Balance, September 30, 2016	74,968,352	$ 74,969	$ 16,464,896	5,048,650	$442,400	$(17,541,827)	$ (559,562)	$ (195,138)	$ (754,700)

Issuance of common stock issuable	5,048,650	5,048	437,352	(5,048,650)	(442,400)	-	-	-	-

Common stock issued for cash	5,837,500	5,837	878,763	-	-	-	884,600	-	884,600

Exercise of stock warrants	3,299,620	3,300	513,810	-	-	-	517,110	-	517,110

Retirement of common stock in legal settlement	(250,000)	(250)	250	-	-	-	-	-	-

Fair value of vested stock options	-	-	193,556	-	-	-	193,556	-	193,556

Fair value of common stock issued for services	400,000	400	58,600	-	-	-	59,000	-	59,000

Net loss for the nine months ended June 30, 2017	-	-	-	-	-	(1,268,960)	(1,268,960)	(53,809)	(1,322,769)

Balance, June 30, 2017 (Unaudited)	89,304,122	$ 89,304	$ 18,547,227	-	$ -	$(18,810,787)	$ (174,256)	$ (248,947)	$ (423,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,322,769)	$(1,584,213)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	8,112	13,350
Amortization expense	-	49,482
Loss on shares issued for repayment of accounts payable	-	40,000
Loss on conversion of loans payable	-	146,301
Gain on extinguishment of debt	(288,777)	-
Fair value of common shares issued for services	59,000	119,800
Fair value of stock options issued for services	193,556	11,294
Note receivable from officer written-off as compensation	-	197,028
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(75,424)	-
Inventories	66,859	26,932
Prepaid expenses and other current assets	24,748	23,512
Other assets	-	(15,000)
(Decrease) Increase in:
Accounts payable and accrued expenses	(173,637)	(55,299)
Accrued payroll taxes	(37,436)	10,971
Accrued payroll - officers	110,451	132,051
Deferred revenue	(30,527)	(37,500)
Net cash used in operating activities	(1,465,844)	(921,291)

Cash Flows from Investing Activities
Purchases of property and equipment	(3,649)	(520)
Patent application costs	-	(4,174)
Net cash used in investing activities	(3,649)	(4,694)

Cash Flows from Financing Activities
Proceeds from loans payable	30,000	82,300
Advances from related party	-	1,900
Repayment of advances from related party	(2,001)	(3,269)
Proceeds from sale of common stock and warrants	884,600	707,701
Exercise of stock warrants	517,110	5,000
Proceeds from common stock issuable	-	116,000
Net cash provided by financing activities	1,429,709	909,632

Net decrease in cash	(39,784)	(16,353)

Cash beginning of period	89,249	34,227
Cash end of period	$49,465	$17,874

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of loans payable to equity	$-	$69,800
Issuance of common stock for repayment of accounts payable of $60,000	$-	$100,000
Non-controlling interest's share in losses of a subsidiary	$53,809	$92,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.  The balance sheet information as of September 30, 2016 was derived from the audited financial statements included in the Company’s financial statements as of and for the fiscal years ended September 30, 2016 and 2015 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 13, 2017. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring losses from operations. As of June 30, 2017, the Company has a shareholders’ deficit of $423,203, and during the nine months ended June 30, 2017, the Company incurred a net loss of $1,322,769 and used cash in operations of $1,465,844. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2016 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2017, the Company had cash on hand in the amount of $49,465. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2017, the Company raised $1,401,710 through the sale of its common stock and the exercise of stock warrants. Subsequent to June 30, 2017, the Company raised an additional $96,179 through the exercise of stock warrants, $150,000 through a Convertible Note Payable Agreement and $20,000 from a short-term loan (see Note 9).

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition /disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%
National Pain Centers, Inc. (“NPC”)	The State of Nevada	January 24, 2014 (February 28, 2014)	100%
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015	50%

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

Loss per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2017 and 2016, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2017 and 2016, the dilutive impact of outstanding stock options for 6,210,000 and 5,165,000 shares, respectively, and outstanding warrants for 65,012,515 and 47,675,698 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

(i)Sale of products:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii)Management fees of medical practice:  The Company receives management fees from the non-medical management services it provides to three clinics and two surgical centers operated by a related entity.  The Company earns and records 50% of the fees the practice collects as management fees when collected per management service agreement. Revenue is recorded net of $150,000 of salary earned by the director during the nine months ended June 30, 2017 and 2016 and  is recorded net of $50,000 of salary earned by the director during the three months ended June 30, 2017 and 2016.

(iii)Consulting services:  Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at June 30, 2017 and September 30, 2016 was $46,848 and $77,375, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain salary amounts paid to a related party during the three and nine months ended June 30, 2016 have been reclassified from operating costs as an offset to revenue to conform to current period presentation.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016

Vehicles	$15,000	$15,000
Computer equipment	10,457	9,058
Furniture and fixtures	27,216	24,966
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	109,939	106,290
Less: accumulated depreciation and amortization	(98,581)	(90,469)
Property and equipment, net	$11,358	$15,821

Depreciation expense for the three months ended June 30, 2017 and 2016 was $2,710 and $2,701, respectively. Depreciation expense for the nine months ended June 30, 2017 and 2016 was $8,112 and $13,350, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable of $39,000 at June 30, 2017 and $9,000 at September 30, 2016 consist of two unsecured note agreements issued on May 14, 2014 and August 21, 2014 totaling to $9,000, and a short-term unsecured loan for $30,000 issued on March 27, 2017. The loans have no stated interest rate and are due on demand.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Common shares issued for cash

During the nine months ended June 30, 2017, the Company received $884,600 from several investors to purchase 5,837,500 shares of the Company’s common stock.  In connection with the sale, the Company issued warrants to the shareholders to purchase 13,793,750 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.12 to $0.40 per share. The shares and warrants were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

Common shares issued for services

During the nine months ended June 30, 2017, the Company issued 100,000 shares of its common stock to a consultant providing services to the Company. The fair value of the shares on the date of grant was $26,000. The shares vested upon grant and the fair value of the shares is included in Operating Expenses on the June 30, 2017 Statements of Operations.

During the nine months ended June 30, 2017, the Company entered into an agreement with an officer of PSI in which the Company issued 300,000 shares of its common stock to the officer. The shares vest ratably over three months from June 1, 2017 through August 31, 2017.  The fair value of the shares on the date of grant was $99,000. A total of $33,000 was recognized as stock compensation during the three and nine months ended June 30, 2017, respectively.

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

During the nine months ended June 30, 2017, the Company issued options to purchase 187,500 shares of its common stock to an officer of StealthCo with exercise prices ranging from $0.19 per share to $0.40 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $15,488 and $48,876 of stock compensation for the value of the options during the three and nine months ended June 30, 2017, respectively.

During the nine months ended June 30, 2017, the Company issued options to purchase 300,000 shares of its common stock to a consultant providing services to the Company with an exercise price of $0.26 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $75,040 of stock compensation for the value of the options during the nine months ended June 30, 2017. There was no stock compensation recorded during the three months ended June 30, 2017.

During the nine months ended June 30, 2017, the Company issued options to purchase 500,000 shares of its common stock to a consulting firm providing services to StealthCo with an exercise price of $0.12 per share. All of the options vested on January 30, 2017. The Company valued the options using a Black-Scholes option-pricing model and recorded $54,600 of stock compensation for the value of the options during the nine months ended June 30, 2017, respectively. There was no stock compensation recorded during the three months ended June 30, 2017.

During the nine months ended June 30, 2017, the Company issued options to purchase 50,000 shares of its common stock to a consulting firm providing services to PSI with an exercise price of $0.16 per share. The options vested immediately and expire five years from the date of grant. The Company valued the options using a Black-Scholes option-pricing model and recorded $15,040 of stock compensation for the value of the options during the nine months ended June 30, 2017. There was no stock compensation recorded during the three months ended June 30, 2017.

NOTE 5 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

The assumptions used for options granted during the nine months ended June 30, 2017 are as follows:

Exercise price	$0.12 - 0.40
Expected dividends	-
Expected volatility	139.5% - 152.3%
Risk free interest rate	0.96% - 1.31%
Expected life of options	2.5

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2017:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2016	5,227,500	$0.01 - 2.00	$0.60	$1,539,269
Granted	1,037,500	0.12 - 0.40	0.19	193,556
Cancelled	(55,000)	0.01 - 0.09	0.02	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, June 30, 2017	6,210,000	$0.10 – 2.00	$0.54	$1,732,825
Vested and exercisable, June 30, 2017	6,210,000	$0.10 – 2.00	$0.54	$1,732,825

Unvested, June 30, 2017	-	$-	$-	$-

The aggregate intrinsic value for option shares outstanding at June 30, 2017 was $325,938.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10 - 0.39	2,687,500	3.51	$ 0.16	2,687,500	3.51	$ 0.16
0.40 - 0.99	2,122,500	1.80	0.40	2,122,500	1.80	0.40
1.00 - 1.99	750,000	3.50	1.00	750,000	3.50	1.00
2.00	650,000	3.50	2.00	650,000	3.50	2.00
$0.01 - 2.00	6,210,000	2.92	$ 0.54	6,210,000	3.15	$ 0.54

As of June 30, 2017, there was no aggregate value of the unvested stock options, as all options had vested.  As of June 30, 2017, there were 1,290,000 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the nine months ended June 30, 2017, the Company issued warrants to purchase 13,793,750 shares with exercise prices ranging from $0.12 and $0.40 per share as part of the sale of equity units (see Note 5).  The warrants expire five years from the date of grant. Also during the nine months ended June 30, 2017, stock warrants were exercised to purchase 3,299,620 shares of the Company’s common stock. Proceeds from the exercises totaled to $517,110.

NOTE 5 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants (continued)

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2016	54,938,158	$0.01 - 2.31	$0.28
Granted	13,793,750	0.12 - 0.40	0.19
Canceled	-	-	-
Exercised	(3,299,620)	0.12 – 0.25	0.16
Expired	(419,773)	0.50 – 2.31	1.18
Balance, June 30, 2017	65,012,515	$0.12 - 1.00	$0.24

Vested and exercisable, June 30, 2017	65,012,515	$0.12 - 1.00	$0.24

Unvested, June 30, 2017	-	$-	$-

The aggregate intrinsic value for warrant shares outstanding at June 30, 2017 was $6,106,704.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2017:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	44,775,603	3.27	$0.15
0.21 – 0.49	15,737,174	1.56	0.35
0.50 – 1.00	4,499,738	1.21	0.75

$0.12 – 1.00	65,012,515	2.71	$0.24

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At June 30, 2017 and September 30, 2016, advances from shareholders were $48,544 and $50,545, respectively.

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

Management service revenue related to the collections was $9,351 and $42,033 for the three months ended June 30, 2017 and 2016, respectively. These amounts are net of salaries of $50,000 earned by Dr. Joshi during the three months ended June 30, 2017 and 2016, which have been offset to revenue earned from NPC LLC for financial statement purposes. Management service revenue related to the collections was $86,753 and $155,578 for the nine months ended June 30, 2017 and 2016, respectively. These amounts are net of salaries of $150,000 earned by Dr. Joshi during the nine months ended June 30, 2017 and 2016, which have been offset to revenue earned from NPC LLC for financial statement purposes.

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

The Company operates in following business segments:

(i)Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

(ii)Management of Client Services: which it stems from NPC, its wholly-owned subsidiary it acquired on February 28, 2014. NPC engages in management of top-tier medical practices in the interventional and multi-modal pain management sector.

(iii)Authentication and Encryption Products and Services: which it stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014. StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services upon acquisition of certain assets from SMI.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	June 30, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$21,894	$6,827	$19,592	$1,152	$49,465
Accounts receivable	-	62,000	-	13,424	75,424
Inventories	-	-	-	12,310	12,310
Prepaid expenses and other current assets	-	-	2,700	1,886	4,586

Total current assets	21,894	68,827	22,292	28,772	141,785

Property and equipment, net	2,201	1,999	3,218	3,940	11,358
Other assets	15,000	1,760	-	-	16,760

Total other assets	17,201	3,759	3,218	3,940	28,118

TOTAL ASSETS	$39,095	$72,586	$25,510	$32,712	$169,903

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$-	$18,100	$214,100
Consulting services	-	-	-	42,375	42,375
Management services to related party	-	-	86,753	-	86,753

Total Sales	-	196,000	86,753	60,475	343,228

Cost of goods sold	-	75,117	-	54,634	129,751

Gross profit	-	120,883	86,753	5,841	213,477

Operating expenses	816,849	297,087	210,826	500,261	1,825,023

Loss from operations	$(816,849)	$(176,204)	$(124,073)	$(494,420)	$(1,611,546)

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$60,519	$-	$31,268	$91,787
Trade - related party	-	54,117	-	-	54,117
Consulting services	-	-	-	22,500	22,500
Management services to related party	-	-	155,578	-	155,578
Total Sales	-	114,636	155,578	53,768	323,982

Cost of goods sold	-	48,858	-	13,140	61,998

Gross profit	-	65,778	155,578	40,628	261,984

Operating expenses	994,378	305,801	150,553	252,077	1,702,809

Income (loss) from operations	$(994,378)	$(240,023)	$5,025	$(211,449)	$(1,440,825)

NOTE 8 – LEGAL SETTLEMENT

In March 2017, the Company entered into a Final Settlement Agreement with certain former owners of PSI and relating to certain agreements executed by them prior to the 2012 share exchange with the Company. Under the agreement, the Company released the former owners, and the former owners released the Company, PSI and the Company’s CEO, from any and all claims and liabilities claimed by or owed to each of the others, including a debt of $253,194 the Company owed to two of the former owners as of September 30, 2016. This amount is recorded as part of Other Income on the June 30, 2017 Consolidated Statements of Operations. The Company also received 250,000 shares of its common stock from the former owners as part of the settlement. The shares were then cancelled by the Company and are not included in outstanding shares as of June 30, 2017.

NOTE 9 – SUBSEQUENT EVENTS

In July 2017, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement were $150,000. In connection with the agreement, the Company issued the individual 165,000 restricted shares of its common stock and warrants to purchase 330,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.50 per share. The note payable accrues interest at 8 percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.25 per share. The note matures in February 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

Subsequent to June 30, 2017, stock warrants were exercised to purchase 676,904 shares of the Company’s common stock. Proceeds from the exercises were $96,179.

Also subsequent to June 30, 2017, the Company issued 20,000 shares of its common stock to a consultant providing services to the Company. The Company also issued stock options to purchase 30,000 shares of its common stock to the consultant with an exercise price of $0.30 per share. The options vested immediately and expire five years from the date of grant. Also subsequent to June 30, 2017, the Company issued 10,000 shares of its common stock to another consultant for services completed by the consultant for the Company.

In July 2017, the Company borrowed $20,000 from a shareholder. The short-term loan is unsecured, has no stated interest rate and is due on demand.

On August 11, 2017, the Company entered into an agreement with Dr. Jay Joshi to sell 100% of the issued and outstanding shares of NPC Inc. (“NPC”) to Dr. Joshi. As part of the agreement, Dr. Joshi and NPC shall release the Company from any and all liabilities, claims and obligations of the Company in favor of Dr. Joshi or NPC and arising from or relating to the operation of the NPC business. Also as part of the agreement, Dr. Joshi’s employment agreement with NPC was terminated and all assets and liabilities of NPC were transferred to Dr. Joshi as of the date of the agreement, including approximately $365,000 of accrued compensation and shareholder advances owed to Dr. Joshi by NPC. The Company agreed to sell NPC to Dr. Joshi so that it could focus on its other business segments, PSI and Stealth Mark, which are technology companies, while NPC was a service business. Further, the elimination of the underlined NPC liabilities to Dr. Joshi will significantly improve Wellness Center Inc.’s financial position. As part of the agreement, the Company agreed to issue Dr. Joshi stock options to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share. Dr. Joshi will continue to serve on the Company’s board of directors. The Company expects to record an approximate $265,000 gain relating to this transaction.

The shares and warrants noted above were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2017 and 2016 was $28,476 and $72,809, respectively, a decrease of $44,333. PSI’s revenues decreased $2,008, from $2,008 in fiscal 2016 to no revenues in fiscal 2017. NPC’s revenues decreased $32,682, from $42,033 in fiscal 2016 to $9,351 in fiscal 2017, while SCI’s revenues decreased $9,643, from $28,768 in fiscal 2016 to $19,125 in fiscal 2017. In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device's efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer is satisfied with the first unit, PSI will receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, has passed electrical safety inspection and is ready to commence training.

Cost of sales for the three months ended June 30, 2017 and 2016, was $15,844 and $19,870, respectively. Gross profit for the three months ended June 30, 2017 and 2016, was $12,632 and $52,939, respectively. The gross profit decrease of $40,307 was primarily due to lower sales during fiscal 2017, as compared to the same period in 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 was $650,511 and $380,370, respectively. The increase in operating expenses of $270,141 in fiscal 2017 was due primarily to the increase in consulting and stock compensation costs primarily relating to the Company’s significant investment into the development of StealthCo’s Active Duty ™ system and additional sales support staff.

Net Loss

The net loss for the three months ended June 30, 2017 was $637,879, compared to a net loss of $327,431 for the three months ended June 30, 2016. The increase in the net loss of $310,448 in fiscal 2017 was due to the increase in operating expenses in fiscal 2017 of $270,141 and the decrease in gross profit of $40,307.

Results of Operations for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2017 and 2016 was $343,228 and $323,982, respectively, an increase of $19,246 in fiscal 2017. PSI’s revenues increased $81,364, from $114,636 in fiscal 2016 to $196,000 in fiscal 2017. NPC’s revenues decreased $68,825, from $155,578 in fiscal 2016 to $86,753 in fiscal 2017, while SCI’s revenues increased $6,707, from $53,768 in fiscal 2016 to $60,475 in fiscal 2017.  In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device's efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer is satisfied with the first unit, PSI will receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, has passed electrical safety inspection and is ready to commence training.

Cost of sales for the nine months ended June 30, 2017 and 2016, was $129,751 and $61,998, respectively. Gross profit for the nine months ended June 30, 2017 and 2016, was $213,477 and $261,984, respectively. The gross profit decrease of $48,507 was primarily due to lower revenues at NPC in fiscal 2017, combined with lower sales prices on PSI’s PsoriaLight devices during fiscal 2017.

Operating Expenses

Operating expenses for the nine months ended June 30, 2017 and 2016 was $1,825,023 and $1,702,809, respectively. The increase in operating expenses of $122,214 was due primarily to higher consulting and stock compensation costs primarily relating to the Company’s significant investment into the development of StealthCo’s Active Duty ™ system and additional sales support staff, offset by the reduction of patent expenses and the write-off of a note receivable from an officer written-off as compensation expense in fiscal 2016.

Other Income (Expense)

During the nine months ended June 30, 2017, the Company recognized $288,777 of other income relating to the final settlement agreement with the former owners of PSI and other vendors.  During the nine months ended June 30, 2016, the Company recognized a $146,301 loss relating to the loss on conversion of loans payable to equity. Other income during the nine months ended June 30, 2016 was $2,913 and related to interest income from a related party.

Net Loss

Our net loss for the nine months ended June 30, 2017 was $1,322,769, compared to a net loss of $1,584,213 for the nine months ended June 30, 2016. The decrease in the net loss of $261,444 in fiscal 2017 was due to other income of $288,777 in 2017 and the $146,301 loss relating to the loss on conversion of loans payable to equity in 2016, offset by the increase in operating expenses of $122,214 and the decrease in gross profit of $48,507 in fiscal 2017.

Results of Operations by Segment

The Company maintained three (3) business segments through the end of the period covered by this Report:

(i)Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases;

(ii) Practice Management Services: which it provided through NPC, its wholly-owned subsidiary acquired on February 28, 2014, which manages non-medical services in three clinics and two surgical centers in the Chicago-land area; and

(iii)Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a Stealth Mark, Inc., including Stealth Mark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company for the nine months ended June 30, 2017 and 2016 is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2017
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$-	$18,100	$214,100
Consulting services	-	-	-	42,375	42,375
Management services to related party	-	-	86,753	-	86,753

Total Sales	-	196,000	86,753	60,475	343,228

Cost of goods sold	-	75,117	-	54,634	129,751

Gross profit	-	120,883	86,753	5,841	213,477

Operating expenses	816,849	297,087	210,826	500,261	1,825,023

Loss from operations	$(816,849)	$(176,204)	$(124,073)	$(494,420)	$(1,611,546)

Wellness Center USA, Inc.
Operations by Segments

	For the Nine Months Ended
	June 30, 2016
	Corporate	Medical Devices	Mgmt of Medical Practice	Authentication and Encryption	Total
Sales:
Trade	$-	$60,519	$-	$31,268	$91,787
Trade - related party	-	54,117	-	-	54,117
Consulting services	-	-	-	22,500	22,500
Management services to related party	-	-	155,578	-	155,578
Total Sales	-	114,636	155,578	53,768	323,982

Cost of goods sold	-	48,858	-	13,140	61,998

Gross profit	-	65,778	155,578	40,628	261,984

Operating expenses	994,378	305,801	150,553	252,077	1,702,809

Income (loss) from operations	$(994,378)	$(240,023)	$5,025	$(211,449)	$(1,440,825)

Revenue for the Medical Devices segment for the nine months ended June 30, 2017 and 2016 was $196,000 and $114,636, respectively. The increase in revenues of $81,364 was due to the increased number of sales of PsoriaLight devices. In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device's efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer is satisfied with the first unit, PSI will receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, has passed electrical safety inspection and is ready to commence training. Cost of sales for the nine months ended June 30, 2017 and 2016 was $75,117 and $48,898, respectively. Gross profit for the nine months ended June 30, 2017 and 2016 was $120,883 and $65,778, respectively. The increase in gross profit of $55,105 in fiscal 2017 was due primarily to the increase in sales. Operating expenses for the nine months ended June 30, 2017 and 2016 was $297,087 and $305,801, respectively. The decrease in operating expenses of $8,714 in fiscal 2017 was due primarily to the reduction in contract labor. The loss from operations for the nine months ended June 30, 2017 and 2016 was $176,204 and $240,023, respectively.

.

Revenue for the Practice Management Services segment for the nine months ended June 30, 2017 and 2016 was $86,753 and $155,578, respectively. The decrease of $68,825 was due to the decrease in management fees received during fiscal 2017. Operating expenses for the nine months ended June 30, 2017 and 2016 was $210,826 and $150,553, respectively. The increase in operating expenses of $60,273 in fiscal 2017 was due primarily to the increase in salaries and third party billing services. The loss from operations for the nine months ended June 30, 2017 was $124,073 and the income from operations for the nine months ended June 30, 2016 was $5,025.

Revenue for the Authentication and Encryption segment for the nine months ended June 30, 2017 and 2016 was $60,475 and $53,768, respectively. The increase of $6,707 was due to the increase in consulting services during fiscal 2017. Cost of goods sold for the nine months ended June 30, 2017 and 2016 was 54,634 and $13,140, respectively, and the gross profit was $5,841 and $40,628, respectively. The gross profit decrease in fiscal 2017 was primarily due to the very low cost of goods sold for the first nine months of fiscal 2016. Operating expenses for the nine months ended June 30, 2017 and 2016 was $500,261 and $252,077, respectively. The increase in operating expenses of $248,184 in fiscal 2017 was due primarily to the increase in stock compensation costs and consulting expenses primarily relating to the development of StealthCo’s Active Duty ™ system and additional sales support staff. The loss from operations for the nine months ended June 30, 2017 and 2016 was $494,420 and $211,449, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2017 and 2016 was $816,849 and $994,378, respectively. The decrease in operating expenses of $177,529 in fiscal 2017 was due primarily to the decrease in professional and consulting fees and stock compensation costs in fiscal 2017 and the write-off of a note receivable from an officer written-off as compensation expenses in fiscal 2016. The loss from operations for the nine months ended June 30, 2017 and 2016 was $816,849 and $994,378, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2017, the Company incurred a net loss of $1,322,769 and used cash in operations of $1,465,844, and had a shareholders’ deficit of $423,203 as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2017, our cash balance was $49,465. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through equity financing to fund our daily operations through next 12 months and during the nine months ended June 30, 2017, received $884,600 through the sale of its common stock and $517,110 from the exercise of stock warrants. Subsequent to June 30, 2017, the Company received $150,000 through a Convertible Note Payable Agreement and $96,179 from the exercise of stock warrants.  However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months.  Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan.  In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Comparison of nine months for the years ended June 30, 2017 and 2016

As of June 30, 2017, we had $49,465 in cash, negative working capital of $447,321 and an accumulated deficit of $18,810,787.

As of June 30, 2016, we had $17,874 in cash, negative working capital of $720,715 and an accumulated deficit of $16,027,809.

Cash flows used in operating activities

During the nine months ended June 30, 2017, the Company used cash flows in operating activities of $1,465,844 compared to $921,291 used in the nine months ended June 30, 2016. During the nine months ended June 30, 2017, the Company incurred a net loss of $1,322,769 with $28,109 of negative non-cash expenses compared to a net loss of $1,584,213 and $577,255 of non-cash expenses during the nine months ended June 30, 2016.  Also, during the nine months ended June 30, 2017, the Company used cash to pay down accounts payable and accrued expenses totaling to $173,637 and another $37,436 to pay off accrued payroll taxes and recorded a gain on the extinguishment of debt totaling $288,777.

Cash flows used in investing activities

During the nine months ended June 30, 2017, we had purchases of property and equipment of $3,649. During the nine months ended June 30, 2016, we had purchases of property and equipment of $520 and patent application costs of $4,174.

Cash flows provided by financing activities

During the nine months ended June 30, 2017, we had proceeds from loans payable of $30,000, from the sale of common stock and warrants of $884,600 and from the exercise of stock warrants of $517,110. We used cash to repay advances from a related party of $2,001. During the nine months ended June 30, 2016, we had proceeds from notes payable of $82,300, from the sale of common stock of $707,701, from common stock issuable of $116,000, from advances from a related party of $1,900 and from the exercise of stock warrants of $5,000. We used cash to repay advances from related parties of $3,269.

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

Trade Secrets

Stealth Mark proprietary technologies and capabilities being maintained as Trade Secrets include, but are not limited to:

•Micro-particle Manufacturing

•Micro-particle Color Systems

•Technology advancements providing improvements in Automatic Reader performance

•Software solutions supporting Micro-particle security solutions

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission on January 13, 2017.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended June 30, 2017.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 because we do not have sufficient staff to segregate responsibilities and no written documentation of internal control policies.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2017, the Company received $884,600 from several investors to purchase 5,837,500 shares of the Company’s common stock.

The shares and warrants were issued in reliance upon registration exemptions available under federal and applicable state securities laws.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
10.1	Transfer Agreement
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

WELLNESS CENTER USA, INC.

Date: August 14, 2017	By:	/s/ Andrew J. Kandalepas
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, President, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer, and Director	August 14, 2017
Andrew J. Kandalepas

/s/ Jay Joshi, M.D.	Director, President, NPC	August 14, 2017
Jay Joshi, M.D.