Form 10-K
period 2017-09-30
Wellness Center USA, Inc.
filed 2018-02-20
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter ended March 31, 2017: $30,342,729.

As of September 30, 2017, the registrant had 90,284,916 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: See Item 15.

PART I

ITEM 1.BUSINESS

Background.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. During the period covered by this Report, the Company operated in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments were operated, respectively, through PSI, NPC and SCI.

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2017 and 2016.

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

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2017 and 2016.

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It is a Tennessee-based provider of: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDutyTM).

Intelligent Microparticles

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

SCI delivers the client a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise. SCI’s technology includes a combination of proprietary software and intelligent microparticle marks that are unduplicatable and undetectable to the human eye. These taggants are created with proprietary materials that create unique numerical codes that are assigned meaning by the client and are machine readable without the use of rare earth or chemical tracers. They have been used in covert and overt operations with easy to implement technology and do-it-yourself in-the-field forensic caliber verification.

ActiveDutyTM

SCI’s ActiveDutyTM data intelligence services offer unique, unprecedented, actionable technology for industries, companies, and agencies on a global scale. Comprised of a suite of powerful analytical tools, including artificial intelligence and social-psychology, the service provides timely and actionable intelligence to clients. ActiveDutyTM is adaptable to a broad spectrum of illicit activities within both private and public sectors such as, but not limited to, counterfeiting, sex and human trafficking, money laundering, and a variety of other markets.

The proprietary algorithmic architecture of ActiveDutyTM creates the first systemic reporting mechanism to deliver strategic and tactical results supported by an intense worldwide analysis of patterns of human behavior. The ActiveDutyTM global framework is heuristic in nature, capable of comprehending big data across the digital spectrum and speaks all the major languages. Up until now, there has not existed a unified system that could actively measure this lifecycle that is a collection of discreet and seemingly random behaviors of criminals anywhere within the digital domain. Criminals change their identities but not their basic behaviors.

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

ITEM 1A.RISK FACTORS

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2017, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

IT IS MOST LIKELY THAT WE WILL NEED TO SEEK ADDITIONAL FINANCING THROUGH SUBSEQUENT FUTURE PRIVATE OFFERING OF OUR SECURITIES.

Because the Company does not currently have any financing arrangements, and may not be able to secure favorable terms for future financing, the Company may need to raise capital through the sale of its common stock. The sale of additional equity securities will result in dilution to our shareholders.

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

OUR DECISIONS TO ACQUIRE PSI AND SCI WERE BASED UPON ASSUMPTIONS WHICH MAY PROVE TO BE ERRONEOUS.

Our decisions to acquire PSI and SCI were based upon assumptions regarding their respective existing and prospective operations, products and services, the potential market for their respective products and services, and our ability to integrate their respective operations in a manner that would enable us to launch the marketing and sale of their respective products and services. Our decisions were based upon information available to management, and assumptions made by management, at the time of each respective acquisition, regarding the potential viability of such products and services and our ability to integrate operations.

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

“Non-targeted” UV phototherapy may be administered by lamps that emit either UVA or UVB light to both diseased and healthy skin, with sun blocks and other UV barriers used to protect healthy skin. Non-targeted UV must be low dosage to avoid excessive exposure of healthy tissue. “Targeted” UV phototherapy may be administered at much higher dosages of light only to affected tissue, resulting in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted, low dosage UV treatments.

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

WE RELY UPON PSI AND SCI PERSONNEL TO OPERATE THEIR RESPECTIVE BUSINESSES AND THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIALLY ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We rely upon the current executive management of PSI and SCI to operate their respective business operations. Although we have executed employment agreements with certain key management personnel, we cannot guarantee that any such personnel will remain affiliated with us.

If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, we do not maintain key person life insurance on any executive officer. If we lose or are unable to obtain the services of key personnel, our business, financial condition or results of operations could be materially and adversely affected.

PSI AND SCI HAVE LIMITED EXPERIENCE IN MARKETING THEIR RESPECTIVE PRODUCTS AND SERVICES.

PSI and SCI each has undertaken initial, limited marketing efforts for their respective products and services. Their sales and marketing personnel will compete against the experienced and well-funded sales organizations of competitors. Their revenues and ability to achieve profitability will depend largely on the effectiveness of their respective sales and marketing personnel. Each will face significant challenges and risks related to marketing its services, including, but not limited to, the following:

•the ability to obtain access to or persuade adequate numbers of healthcare providers or clients to purchase and use their respective products and services;

•the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;

•the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and

•assuring compliance with applicable government regulatory requirements.

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

The markets for our subsidiaries’ respective products and services are highly competitive and are significantly affected by new treatment and product introductions. Direct competitors may enjoy competitive advantages, including:

•established service and product lines with proven results;

•brand awareness;

•name recognition;

•established product acceptance by healthcare providers and clients;

•established relationships with healthcare providers and clients;

•integrated distribution networks; and

•greater financial resources for product development, sales and marketing, and patent litigation.

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

WE MAY BECOME INVOLVED IN FUTURE LITIGATION OR CLAIMS THAT MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Healthcare providers and clients that use our subsidiaries’ products or services may bring product liability or other claims against us. To limit such exposure, each subsidiary plans to develop a comprehensive training and education program for persons using their respective products and services. There can be no assurance that such training and education programs will help avoid complications resulting from any provision of products or services. In addition, although they may provide such training and education, they may not be able to ensure proper provision of products or services in each instance and may be unsuccessful at avoiding significant liability exposure as a result. While we may currently maintain and plan to continue to maintain liability insurance in amounts we consider sufficient, such insurance may prove insufficient to provide coverage against any or all asserted claims. In addition, experience ratings and general market conditions may change at any time so as to render us unable to obtain or maintain insurance on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

•the diversion of management’s time and attention from our business and operations;

•the expenditure of large amounts of cash on legal fees, expenses and payment of settlements or damages;

•decreased demand for our products and services; and

•negative publicity and injury to our reputation.

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

WE PLAN TO RELY ON THIRD PARTY DISTRIBUTORS FOR PSI SALES, MARKETING AND DISTRIBUTION ACTIVITIES IN FOREIGN COUNTRIES.

Although we plan to market and sell our products and services directly through sales representatives in the domestic market, we plan to rely on third party distributors to sell, market, and distribute the Psoria-Light device in selected international markets. Because we intend to rely on third party distributors for sales, marketing and distribution activities in international markets, we will be subject to a number of risks associated with our dependence on these third party distributors, including:

•lack of day-to-day control over the activities of third-party distributors;

•third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;

•third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and

•disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration.

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

PSI submitted its 510(k) for the Psoria-Light to the FDA and on December 3, 2010 was assigned application number K103540. The 510(k) application for Psoria-Light was a traditional application and asserted that the Psoria-Light is “substantially equivalent” in intended use and technology to two predicate devices, the X-Trac Excimer Laser and the Dualight, which are competing targeted UV phototherapy devices. PSI began regulatory testing of the Psoria-Light in December 2010 for EMC and electrical safety (required for FDA and CE mark sales), and completed that testing in the second quarter of 2011. PSI received FDA clearance of the Psoria-Light on February11, 2011 (no. K103540). If and as the Psoria-Light is significantly modified subsequent to its FDA clearance, the FDA may require submission of a separate 510(k) or PMA for the modified product before it may be marketed in the United States.

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

PSI began regulatory testing of the Psoria-Light in December 2010 for EMC and electrical safety (required for FDA and CE mark sales), and completed that testing in the second quarter of 2011. PSI was granted permission to affix the CE mark to the Psoria-Light in the fourth quarter of 2011. If and as we modify the Psoria-Light product or develop other new products in the future, we would expect to apply for permission to affix the CE mark to such products. In addition, we would be subject to annual regulatory audits in order to maintain any CE mark permissions we may obtain. We do not know whether PSI will be able to obtain permission to affix the CE mark to its initial, future or modified products or that it will continue to meet the quality and safety standards required to maintain any permission it may receive. If we are unable to obtain permission to affix the CE mark to any of our products, we will not be permitted to sell our products in member countries of the European Union, which will have a material adverse effect on our business, financial condition and results of operations. In addition, if after receiving permission to affix the CE mark to any products, we are unable to maintain such permission, we will no longer be able to sell such products in member countries of the European Union.

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

Our commercial success will depend largely on our ability to obtain and maintain patent protection and intellectual property protection covering certain aspects of the technology that we intend to utilize in the development and commercialization of PSI’s initial medical device product, the Psoria-Light, and existing and future SCI products, to obtain and maintain patent and intellectual property protection for any other products that we may develop and seek to market. In order to protect our competitive position for the Psoria-Light, SCI products, and any other products that we may develop and seek to market, we, or our executive officers, as the case may be, will have to:

•prevent others from successfully challenging the validity or enforceability of our issued, pending, or licensed patents (if any);

•prevent others from infringing upon, our issued, pending, or licensed patents (if any) and our other proprietary rights;

•operate our business, including the production, sale and use of the Psoria-Light, SCI encryption products, and any other products, without infringing upon the proprietary rights of others;

•successfully enforce our rights to issued, pending, or licensed patents (if any) against third parties when necessary and appropriate; and

•obtain and protect commercially valuable patents or the rights to patents both domestically and abroad.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. During the period covered by this Report, the Company had three or fewer directors, with only one that was independent; accordingly, during such period, we could not establish board committees with independent members to oversee certain functions such as compensation or audit issues for internal control and reporting purposes. Until a majority of our board is comprised of independent members, if ever, there will be limited oversight of our management’s decisions and activities and little ability of shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of our shareholders.

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

In June, 2015, the Company and its CEO received a formal order of investigation from the Chicago Regional Staff of the SEC.  The Company and its CEO cooperated and delivered requested documents, testimony, and tolling agreements.

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and its CEO based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to our CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Offer”) through an administrative cease and desist action on November 17, 2017.  Pursuant to the Offer, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Offer imposes no financial penalties or sanctions against the Company, and is subject to final SEC approval. The CEO did not join in the Offer and may contest any action that may be asserted against him.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common Stock

During the year ended September 30, 2016, the Company was authorized by its Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. During the year ended September 30, 2017, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through a filing of a Certificate of Amendment on January 12, 2017. As of September 30, 2017 there were 90,284,916 shares of common stock issued and outstanding.

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

As of September 30, 2017 and 2016, 6,822,500 and 5,227,500 shares, respectively, were outstanding under the 2010 Option Plan.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Action Stock Transfer Corp., having an office situated at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121 and its telephone number is (801) 274-1088.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward Looking Statements

Except for historical information, the following Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

Background.

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. Later, the Company expanded into additional businesses within the healthcare and medical sectors through acquisitions, including PsoriaShield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. During the period covered by this Report, the Company operated in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top-tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments were operated, respectively, through PSI, NPC and SCI.

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2017 and 2016.

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

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2017 and 2016.

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It is a Tennessee-based provider of: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDutyTM).

Intelligent Microparticles

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

SCI delivers the client a complete, simple to use, easy to implement, and cost effective turnkey system that is extremely difficult to compromise. SCI’s technology includes a combination of proprietary software and intelligent microparticle marks that are unduplicatable and undetectable to the human eye. These taggants are created with proprietary materials that create unique numerical codes that are assigned meaning by the client and are machine readable without the use of rare earth or chemical tracers. They have been used in covert and overt operations with easy to implement technology and do-it-yourself in-the-field forensic caliber verification.

ActiveDutyTM

SCI’s ActiveDutyTM data intelligence services offer unique, unprecedented, actionable technology for industries, companies, and agencies on a global scale. Comprised of a suite of powerful analytical tools, including artificial intelligence and social-psychology, the service provides timely and actionable intelligence to clients. ActiveDutyTM is adaptable to a broad spectrum of illicit activities within both private and public sectors such as, but not limited to, counterfeiting, sex and human trafficking, money laundering, and a variety of other markets.

The proprietary algorithmic architecture of ActiveDutyTM creates the first systemic reporting mechanism to deliver strategic and tactical results supported by an intense worldwide analysis of patterns of human behavior. The ActiveDutyTM global framework is heuristic in nature, capable of comprehending big data across the digital spectrum and speaks all the major languages. Up until now, there has not existed a unified system that could actively measure this lifecycle that is a collection of discreet and seemingly random behaviors of criminals anywhere within the digital domain. Criminals change their identities but not their basic behaviors.

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

Management

During the period covered by this Report, business functions of the Company were managed by our CEO/director and founder, Andrew J. Kandalepas. He is responsible for developing and planning our business units, including product development, organizational structure, financing and administrational functions.

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

Results of Operations for the year ended September 30, 2017 compared to the year ended September 30, 2016

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2017 and 2016 was $272,724 and $299,604, respectively. The decrease of $26,880 was due to the decrease in related party sales of $54,117 in 2017, offset by the increase in consulting services of $26,500 in 2017. Reported sales in 2017 and 2016 are also affected by the sale of NPC Inc. during 2017, which has been accounted for as a discontinued operation.

Cost of sales for the years ended September 30, 2017 and 2016, was $146,944 and $189,591, respectively. Gross profit for the years ended September 30, 2017 and 2016, was $125,780 and $110,013, respectively. The gross profit increase of $15,767 was primarily due to the increase in SCI consulting service revenues, which had a higher gross profit margin, and the decrease in PSI related party sales, which had a lower gross profit margin.

Operating Expenses

Operating expenses for the years ended September 30, 2017 and 2016 was $2,129,184 and $2,266,685, respectively. The decrease in operating expenses of $137,501 was due to the impairment of goodwill and intangible assets in 2016 totaling to $349,639, offset by the increase of selling, general and administrative (SG&A) expenses of $263,288. The increase in SG&A expenses in 2017 primarily related to the significant funds and resources the Company’s SCI subsidiary spent on the development of its ActiveDutyTM data intelligence product and services.

Other Income (Expenses)

Other income and expenses during the year ended September 30, 2017 consisted of a gain on extinguishment of debt of $288,777, the amortization of debt discount of $49,884, financing costs of $51,150 and interest expense of $2,351. Other income and expenses during the year ended September 30, 2016 consisted of the loss on conversion of loans payable to equity of $254,723, a loss from the write-off of liabilities of $5,000, financing costs of $18,900 and interest income from a related party of $2,913.

Net Loss from Continuing Operations

Our net loss from continuing operations for the years ended September 30, 2017 and 2016 was $1,818,012 and $2,432,382, respectively. The decrease in the net loss from continuing operations of $614,370 was primarily due to the write-off of goodwill and intangible assets in 2016 totaling to $349,639, offset by the increase of selling, general and administrative expenses of $263,288 and by the increase in gross profit in 2017 of $15,767. It was also due to total other income in 2017 of $236,542 compared to total other expenses in 2016 of $275,710.

Net Loss

Our net loss for the years ended September 30, 2017 and 2016 was $1,712,980 and $2,471,312, respectively. The decrease in the net loss of $758,332 was due to the decrease in the net loss from continuing operations for 2017 of $614,370, and to the income from discontinued operations in 2017 of $105,032, compared to a loss from discontinued operations of $38,930 in 2016.

Segment Information

The Company maintained two (2) business segments through the end of the period covered by this Report, as the Company sold its NPC segment during 2017:

(i)Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases; and

(ii)Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a Stealth Mark, Inc., including Stealth Mark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2016
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$100,519	$108,343	$208,862
Trade - related party	-	54,117	-	54,117
Consulting services	-	-	36,625	36,625
Total Sales	-	154,636	144,968	299,604

Cost of goods sold	-	176,381	13,210	189,591

Gross profit (loss)	-	(21,745)	131,758	110,013

Operating expenses
Selling, general and administrative expenses	1,164,377	403,768	348,901	1,917,046
Impairment of goodwill and intangible assets	-	94,214	255,425	349,639
Total operating expenses	1,164,377	497,982	604,326	2,266,685

Loss from operations	$(1,164,377)	$(519,727)	$(472,568)	$(2,156,672)

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$180,999	$28,600	$209,599
Consulting services	-	-	63,125	63,125

Total Sales	-	180,999	91,725	272,724

Cost of goods sold	-	71,827	75,117	146,944

Gross profit	-	109,172	16,608	125,780

Operating expenses	1,066,227	436,557	626,400	2,129,184

Loss from operations	$(1,066,227)	$(327,385)	$(609,792)	$(2,003,404)

Revenue for the Medical Devices segment for the years ended September 30, 2017 and 2016 was $180,999 and $100,519, respectively. The increase of $80,480 was due to the increase in sales of their Psoria-Light devices. Cost of sales for the years ended September 30, 2017 and 2016 was $71,827 and $176,381. Gross profit for the year ended September 30, 2017 was $109,172 and the gross loss for the year ended September 30, 2016 was $21,745. The increase in gross profit of $130,917 was primarily due to the increased sales in 2017 plus the recording of a reserve for excess and obsolete inventories of $80,770 in 2016. Operating expenses for the years ended September 30, 2017 and 2016 was $436,557 and $497,982, respectively. The decrease in operating expenses of $61,425 was due primarily to the impairment of goodwill and intangible assets in 2016 of $94,214. The loss from operations for the years ended September 30, 2017 and 2016 was $327,385 and $519,727, respectively.

Revenue for the Authentication and Encryption segment for the years ended September 30, 2017 and 2016 was $91,725 and $144,968, respectively. The decrease of $53,243 was due to the decrease in trade sales of $79,743. Cost of goods sold for the years ended September 30, 2017 and 2016 was $75,117 and $13,210, respectively. Gross profit for the years ended September 30, 2017 and 2016 was $16,608 and $131,758, respectively. The decrease in gross profit of $115,150 was primarily due to the decrease in sales. Operating expenses for the years ended September 30, 2017 and 2016 was $626,400 and $604,326, respectively. The increase in operating expenses of $22,074 was due primarily to the increase in consulting fees and contract labor in 2017 related to the development of its ActiveDutyTM data intelligence product and services, offset by the write-off of goodwill and intangible assets of $255,425 in 2016. The loss from operations for the years ended September 30, 2017 and 2016 was $609,792 and $472,568, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the years ended September 30, 2017 and 2016 was $1,066,227 and $1,164,377, respectively. The decrease in operating expenses of $98,150 was primarily due to the write-off of a note receivable from an officer recorded as compensation of $197,028 in 2016. The loss from operations for the years ended September 30, 2017 and 2016 was $1,066,227 and $1,164,377, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2017, the Company incurred a net loss from continuing operations of $1,818,012 and used cash in operations from continuing operations of $1,634,176, and had a shareholders’ deficit of $290,449 as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2017, the Company had cash on hand in the amount of $29,369. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2017, the Company received $1,511,222 through the sale of its common stock and the exercise of stock warrants.

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

Comparison of years ended September 30, 2017 and 2016

As of September 30, 2017, we had $29,369 in cash, negative working capital of $312,335 and an accumulated deficit of $19,132,557.

As of September 30, 2016, we had $81,479 in cash, negative working capital of $787,281 and an accumulated deficit of $17,541,827.

Cash flows used in operating activities

During the year ended September 30, 2017, the Company used cash flows in operating activities from continuing operations of $1,634,176, compared to $1,062,844 used in the year ended September 30, 2016. During the year ended September 30, 2017, the Company incurred a net loss of $1,712,980 and had non-cash expenses of $183,209, compared to a net loss of $2,471,312 and non-cash expenses of $1,125,518 during the year ended September 30, 2016.

Cash flows used in investing activities

During the year ended September 30, 2017, we had purchases of property and equipment of $3,649. During the year ended September 30, 2016 we had purchases of property and equipment of $2,248 and had patent application costs of $5,246.

Cash flows provided by financing activities

During year ended September 30, 2017, we had proceeds from loans payable of $50,000, proceeds from a convertible note payable of $150,000, proceeds from the sale of common stock of $884,600, proceeds from the exercise of stock warrants of $626,622 and the repayment of advances from a related party of $13,041. During year ended September 30, 2016, we had proceeds from loans payable of $82,300, advances from a related party of $13,041, proceeds from the sale of common stock and stock warrants of $714,200, proceeds from the exercise of stock options and warrants of $5,000 and proceeds from common stock issuable of $306,000.

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

In addition to the foregoing, Stealth Mark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired Stealth Mark intellectual property is maintained through a combination of Patents, Trademarks, and Trade Secrets consisting of the following:

U.S. Patent	Issued	“Title” – Summary

No. 6,647,649	November 18, 2003	“Micro-particle Taggant Systems” - Generation of Micro-particle codes from marks containing encrypted Micro-particles.

No. 7,720,254	May 18, 2010	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating Micro-particle marks.

No. 7,831.042	November 9, 2010	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of mark.

No. 7,885,428	February 8, 2011	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating micro-particle marks (broadened protection).

No. 8,033,450	October 11, 2011	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

No. 8,223,964	July 17, 2012	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of marks (broadened protection).

Europe WO/EP Patent	Issued	“Title” – Summary

Appl. No. 07753043.4	Pending	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

Appl. No. 07753034.3	Pending	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of Micro-particle mark to protect against counterfeiting of mark.

Trademarks	Type	Countries

Stealth Mark®	Registered	United States European Community Australia

StealthFire	Not Registered	United States European Community

ActiveDuty™	Not Registered	United States

Trade Secrets

Stealth Mark proprietary technologies and capabilities being maintained as Trade Secrets include, but are not limited to:

•Micro-particle Manufacturing

•Micro-particle Color Systems

•Technology advancements providing improvements in Automatic Reader performance

•Software solutions supporting Micro-particle security solutions

•Algorithms, artificial intelligence, and technologies related to Data Intelligence

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We currently employ our executive officers. PDC has several independent contractors; SCI has four part-time employees and independent contractors. We have employment agreements with key executive management personnel with each subsidiary company, but none with Mr. Kandalepas, who served as our Chairman, CEO/President and CFO during the period covered by this Report.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to the Company. Management evaluated the impact of its failure to have written documentation of its internal controls and procedures on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

3.The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.The Company does not have sufficient segregation of duties so that one person can initiate, authorize and execute transactions.

5.Lack of Board of Director approval of debt and equity instruments before issuance.

6.Weaknesses in the controls over press releases before being disseminated.

7.Absence of a compensation committee to approve all officer compensation.

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

Remediation of Material Weaknesses

The Company remediated certain of the material weaknesses in our disclosure controls and procedures identified above by adding independent directors and by hiring a CFO with SEC reporting experience. Effective November 17, 2017, the Board of Directors filled then existing vacancies in the Board by appointing each of the following persons as a member of the Board: William E. Kingsford; Thomas E. Scott, CPA; Paul D. Jones; and Roy M. Harsch, each to serve until the next annual meeting of the shareholders, or until his successor has been duly qualified and appointed. On December 1, 2017, the Board of Directors consisting of Andrew J. Kandalepas, Jay Joshi, M.D., Messrs. Kingsford, Scott, Jones, and Harsch, accepted the voluntary resignation of Mr. Kandalepas, as President, and appointed Mr. Jones as President. Mr. Kandalepas’ resignation and Mr. Jones’ appointment were effective immediately. On February 5, 2018, the Board of Directors appointed Calvin R. O’Harrow as Chief Operating Officer and a member of the Board. It accepted the resignation of Andrew J. Kandalepas as Chief Financial Officer (CFO) and Principal Accounting Officer (PAO) and appointed Douglas W. Samuelson, CPA, as CFO and PAO. It also removed Jay Joshi, M.D., as a Director. The Board of Directors also appointed a Compensation Committee consisting of Messrs. Jones, Scott and Kingsford.

The company has implemented the following corporate policies to remediate the noted material weaknesses:

•All Debt agreements must be approved by the Board

•All Equity grants must be approved by the Board

•All Officers must have an agreement approved by the Board

•All employees must have a written agreement

•Consultant agreements with payments totaling over $20,000 must be approved by the Board

•Create a Board compensation plan

•Create an Audit Committee with an Audit Committee Charter

•Create a policy for Board approval on cash disbursements over $20,000

•Create a policy to ensure no one at any entity can initiate a payment to themselves

•Create controls over all Press Releases

•Ensure the Company will only work with licensed dealer/brokers relating to the sale of equity instruments

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•only in accordance with authorizations of management and directors of the issuer; and Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2017, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2017.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this Report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, all of the series of measures noted above in Remediation of Material Weaknesses.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officer and Control Persons

The following table sets forth the names and ages of our directors and executive officers during the period covered by this Report. Also the principal offices and positions with us held by each person and the date such person became a director or executive officer. Each executive officer was appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, and executive officers.

Name	Age	Position	Date

Andrew J. Kandalepas	66	Chairman, Chief Executive Officer and Chief Financial Officer	June 2010

Dr. Jay Joshi, M.D.	41	Director, Secretary, President, NPC	Feb. 2014

Ricky Howard	64	President, CEO, SCI	April 2014

Audit Committee

During the period covered by this Report, the Board of Directors determined not to establish an audit committee because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors who meets the criteria for a financial expert under Item 401(e) of Regulation S-B due to our limited financial resources.

Certain Legal Proceedings

Except as otherwise disclosed within, no director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Andrew J. Kandalepas,	2017	250,000	-	-	-	-	-	-
Chairman, President and CEO (1)	2016	250,000	-	-	-	-	-	187,163

Dr. Jay Joshi, Director,	2017	200,000	-	-	500,000	-	-	-
President, NPC, Inc. (2)	2016	200,000	-	-	-	-	-	-

Rick Howard, President,	2017	120,000	-	-	250,000	-	-	-
CEO of StealthCo	2016	100,000	-	-	250,000	-	-	-

(1)Upon formation the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer's compensation. In 2016, the Company determined a loan due from the Chairman was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman.

(2)On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, Inc. In February 2018, Dr. Joshi was removed from the Company’s Board of Directors.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Employment Agreements

On July 1, 2014, the Company entered into an employment agreement (the “Agreement”) with Ricky Howard, (the “Executive”). The Executive’s employment under this Agreement commenced on the date hereof, and continued in effect until January 1, 2018 at which time it was extended for a period of three years. The Executive is engaged to serve as the Chief Executive Officer of the Company’s wholly-owned Subsidiary “StealthCo. The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $130,000, beginning January 1, 2018, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company. Employment under the Agreement is at will and terminable by either party at any time. If the Agreement is terminated by the Executive for good reason (as defined therein), or by the Company other than for cause (as defined therein), the Executive is entitled to pay through the termination date plus severance pay of up to three (3) month’s base pay for each full year of service then remaining. If the Agreement is terminated by the Executive for other than good reason, or by the Company for cause, the executive is entitled only to pay through the termination date and a portion of Company shares, options or warrants, if any, held by him or for his benefit are subject to forfeiture. The Agreement contains covenants not to compete, secrecy and non-interference which apply during employment and continue for a period of two years following termination.

Stock Option Plan

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s Board of Directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent. The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. The number of shares to be received upon the exercise of an option and the exercise price to be paid for a share may be adjusted from time to time as provided in Section 7 of the plan, which is presented in the Notes to the Consolidated Financial Statements (see Note 7 of the audited consolidated financial statements included herein).

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this Report, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the issued and outstanding shares of our common stock, during the period covered by this Report.

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Andrew J. Kandalepas, Chairman, President and CEO (*)	5,265,000	-	-	5,265,000	3.26%

Dr. Jay Joshi, Director (*)	5,283,334	1,900,000	-	7,183,334	4.45%

Ricky Howard (*)	-	1,062,500	-	1,062,500	0.66%

Officers and Directors as a group	10,773,334	1,962,500	-	12,735,834	7.90%

Total issued and outstanding	90,284,916	6,822,500	64,161,304	161,268,720	100.00%

(1)Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169.

(2)Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2017. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the period covered by this Report, related parties with whom the Company had transactions were:

Related Parties	Relationship	Related Party Transactions	Business Purpose of Transactions
Management and significant shareholder

Andrew J. Kandalepas	Chairman, CEO and significant shareholder	Note receivable - Officer	Working capital

Jay Joshi, MD	Chief Medical Officer of the Company, President and CEO of NPC, shareholder and director	Shareholder Loan	Working capital

Entity controlled by significant shareholder

National Pain Centers, LLC	An entity owned and controlled by Dr. Jay Joshi, MD, Chief Medical Officer of the Company, President and CEO of NPC, shareholder and director	Management services provided to NPC LLC	Management of medical practices.

Sale of Psoria-Light Device to National Pain Centers, LLC

During the year ended September 30, 2016, the Company sold one of its Psoria-Light phototherapy devices to NPC LLC for a sales price of $54,117. The sale has been reflected as a related party sale on the statement of operations for the year ended September 30, 2016.

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At September 30, 2016, advances from shareholders were $50,545. There were no advances from shareholders outstanding as of September 30, 2017.

In addition, another shareholder advanced $224,444 to the Company as of September 30, 2016. The advance was non-interest bearing, was unsecured and did not have a determined date of repayment. During the year ended September 30, 2017, the Company reached a settlement with the shareholder and the $224,444 balance was forgiven, along with 250,000 shares owned by the shareholder being returned to the Company (see Note 7). The $224,444 gain is recorded as a gain on extinguishment of debt on the consolidated statement of operations for the year ended September 30, 2017.

Note Receivable – Chairman, President and CEO

Pursuant to a note dated September 30, 2013, the Company’s Chairman, President and CEO agreed to pay $250,000 to the Company in consideration of advances paid to him. At September 30, 2015, a balance of $197,028 was owed on the loan. During the year ended September 30, 2016, the Company determined the note was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman. No amounts were outstanding under the note at September 30, 2016.

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of director’s increases.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2017 and 2016:

Fees	2017	2016

Audit fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$90,000

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

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•approved by our audit committee; or

•entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

5.6	Employment Agreement dated as of January 1, 2018 by and between Rick Howard and Wellness Center USA, Inc.	X	Exhibit 5.6 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.7	Employment Agreement dated as of January 1, 2018 by and between Lee Anne Patterson and Wellness Center USA, Inc.	X	Exhibit 5.7 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.8	Employment Agreement dated as of January 1, 2018 by and between Richard Neal and Wellness Center USA, Inc.	X	Exhibit 5.8 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)	X

101.INS	XBRL Instance Document ****	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

(*)Filed herewith.

(**)Included in Exhibit 32.1

(***)Included in Exhibit 32.2

(****)Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 20, 2018	By: /s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized..

WELLNESS CENTER USA, INC.

Date: February 20, 2018	By: /s/ Douglas W. Samuelson
Douglas W. Samuelson Chief Financial Officer and Principal Accounting Officer (Duly Authorized Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints severally Paul D. Jones, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, Chief Executive Officer	February 20, 2018
Andrew J. Kandalepas

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	February 20, 2018
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	February 20, 2018
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	February 20, 2018
Thomas E. Scott

/s/ William E. Kingsford	Director	February 20, 2018
William E. Kingsford

/s/ Roy M. Harsch	Director	February 20, 2018
Roy M. Harsch

/s/ Calvin R. O’Harrow	Director, Chief Operating Officer	February 20, 2018
Calvin R. O’Harrow

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2017 and 2016

Index to the Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting FirmF-2

Consolidated Balance Sheets at September 30, 2017 and 2016F-3

Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016F-4

Consolidated Statements of Shareholders’ Deficit for the Years Ended September 30, 2017 and 2016F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016F-6

Notes to the Consolidated Financial StatementsF-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wellness Center USA, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2017 and incurred a net loss and utilized cash used in operating activities for the year ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Weinberg & Company, P.A

Los Angeles, California

February 20, 2018

Wellness Center USA, Inc.
Consolidated Balance Sheets

	September 30,
	2017	2016
ASSETS
Current Assets
Cash	$29,369	$81,479
Accounts receivable	24,999	-
Inventories	12,335	79,169
Prepaid expenses and other current assets	1,751	26,634
Other current assets under discontinued operations	-	10,470
Total Current Assets	68,454	197,752

Property and equipment, net	5,126	14,307
Other assets	16,760	16,760
Other assets under discontinued operations	-	1,514
Total Other Assets	21,886	32,581

TOTAL ASSETS	$90,340	$230,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$203,367	$595,103
Accrued payroll taxes	-	37,436
Accrued payroll - officers	13,440	21,891
Deferred revenue	55,098	77,375
Advances from related parties	-	13,041
Convertible note payable, net	49,884	-
Loans payable	59,000	9,000
Other current liabilities under discontinued operations	-	231,187
Total Current Liabilities	380,789	985,033

Shareholders' Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 90,284,916 and 74,968,352 shares issued and outstanding, respectively
	90,285	74,969
Additional paid-in capital	19,069,211	16,464,896
Common stock issuable, none and 5,048,650 shares, respectively	-	442,400
Accumulated deficit	(19,132,557)	(17,541,827)
Total Wellness Center USA shareholders' equity (deficit)	26,939	(559,562)

Non-controlling interest	(317,388)	(195,138)
Total Shareholder's deficit	(290,449)	(754,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$90,340	$230,333

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	Year Ended
	September 30,
	2017	2016
Sales:
Trade	$209,599	$208,862
Related party	-	54,117
Consulting services	63,125	36,625
Total Sales	272,724	299,604

Cost of goods sold	146,944	189,591

Gross profit	125,780	110,013

Operating expenses
Selling, general and administrative expenses	2,129,184	1,917,046
Impairment of goodwill and intangible assets	-	349,639
Total operating expenses	2,129,184	2,266,685

Loss from operations	(2,003,404)	(2,156,672)

Other income (expenses)
Loss on conversion of loans payable to equity	-	(254,723)
Gain on extinguishment of debt	288,777	-
Other loss	-	(5,000)
Amortization of debt discount	(49,884)	-
Financing costs	(51,150)	(18,900)
Interest expense	(2,351)	-
Interest income - related party	-	2,913
Total other income (expenses)	185,392	(275,710)

LOSS FROM CONTINUING OPERATIONS	(1,818,012)	(2,432,382)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(147,476)	(38,930)
Gain from sale of discontinued operations	252,508	-
Income (loss) from discontinued operations	105,032	(38,930)

NET LOSS	(1,712,980)	(2,471,312)

Net loss attributable to non-controlling interest	122,250	120,037

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(1,590,730)	$(2,351,275)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.02)	$(0.03)
Income (loss) per share from discontinued operations	$0.00	$(0.00)
Net loss per share	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	86,002,821	72,887,494

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statement of Shareholders' Deficit

	Common Stock			Shares to be Issued
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total WCUI Deficit	Non- controlling Interest	Total

Balance, September 30, 2015 (Restated)	64,539,684	$ 64,540	$ 15,188,621	-	$ -	$ (15,190,552)	$ 62,609	$ (75,101)	$ (12,492)

Common stock issued for cash	6,918,668	6,919	707,281	-		-	714,200	-	714,200

Issuance of common shares upon exercise of stock options and warrants
	500,000	500	4,500	-		-	5,000	-	5,000

Fair value of vested stock options	-	-	23,181	-		-	23,181	-	23,181

Fair value of common stock issued for services	1,312,000	1,312	118,488	-	-	-	119,800	-	119,800

Issuance of common shares upon conversion of debt
	1,000,000	1,000	99,000	-	-	-	100,000	-	100,000

Issuance of common shares and warrants upon settlement of loans payable
	698,000	698	323,825	1,322,221	117,500	-	442,023	-	442,023

Common stock issuable	-	-	-	3,591,429	306,000	-	306,000	-	306,000

Common stock to be issued as financing costs	-	-	-	135,000	18,900	-	18,900	-	18,900

Net loss for the year ended September 30, 2016	-	-	-	-	-	(2,351,275)	(2,351,275)	(120,037)	(2,471,312)

Balance, September 30, 2016	74,968,352	74,969	16,464,896	5,048,650	442,400	(17,541,827)	(559,562)	(195,138)	(754,700)

Issuance of common stock issuable	5,048,650	5,048	437,352	(5,048,650)	(442,400)	-	-	-	-

Common stock issued for cash	5,837,500	5,837	878,763	-	-	-	884,600	-	884,600

Exercise of stock warrants	4,065,414	4,066	622,556	-	-	-	626,622	-	626,622

Retirement of common stock in legal settlement	(250,000)	(250)	250	-	-	-	-	-	-

Fair value of vested stock options	-	-	326,359	-	-	-	326,359	-	326,359

Fair value of common stock issued for services	450,000	450	138,050	-	-	-	138,500	-	138,500

Fair value of common stock issued in connection with convertible note payable
	165,000	165	50,985	-	-	-	51,150	-	51,150

Discount on convertible note payable due to beneficial conversion and warrants
	-	-	150,000	-	-	-	150,000	-	150,000

Net loss for the year ended September 30, 2017	-	-	-	-	-	(1,590,730)	(1,590,730)	(122,250)	(1,712,980)

Balance, September 30, 2017	90,284,916	$ 90,285	$ 19,069,211	-	$ -	$ (19,132,557)	$ 26,939	$ (317,388)	$ (290,449)

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,712,980)	$(2,471,312)

Adjustments to reconcile net loss to net cash used in operating activities of continuing operations

Gain from sale of discontinued operations	(252,508)	-
Loss from discontinued operations	147,476	38,930
Depreciation expense	11,125	16,051
Amortization of debt discount	49,884	-
Amortization expense	-	67,266
Impairment of goodwill	-	55,316
Impairment of intangible assets	-	294,323
Loss on shares issued for repayment of accounts payable	-	40,000
Loss on conversion of loans payable	-	254,723
Gain on extinguishment of debt	(288,777)	-
Fair value of common shares issued for services	138,500	119,800
Fair value of common stock issued in connection with convertible note payable	51,150	-
Fair value of stock options and warrants issued for services	326,359	23,181
Fair value of common shares issued for financing costs	-	18,900
Note receivable from officer written-off as compensation	-	197,028
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(24,999)	-
Inventories	66,834	134,332
Prepaid expenses and other current assets	24,883	(63)
Other assets	-	(15,000)
(Decrease) Increase in:
Accounts payable and accrued expenses	(102,959)	62,965
Accrued payroll taxes	(37,436)	37,436
Accrued payroll - officers	(8,451)	21,891
Deferred revenue	(22,277)	39,875
Net cash used in operating activities from continuing operations	(1,634,176)	(1,064,358)
Net cash used in operating activities from discontinued operations	(112,466)	4,514
Net cash used in operating activities	(1,746,642)	(1,059,844)

Cash Flows from Investing Activities
Purchases of property and equipment	(3,649)	(2,248)
Patent application costs	-	(5,246)
Net cash used in investing activities	(3,649)	(7,494)

Cash Flows from Financing Activities
Proceeds from loans payable	50,000	82,300
Proceeds from convertible note payable	150,000	-
Advances from related party	-	13,041
Repayment of advances from related party	(13,041)	-
Common stock issued for cash	884,600	714,200
Exercise of stock options and warrants	626,622	5,000
Proceeds from common stock issuable	-	306,000
Net cash provided by financing activities	1,698,181	1,120,541

Net increase (decrease) in cash	(52,110)	53,203

Cash beginning of year	81,479	28,276
Cash end of year	$29,369	$81,479

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Debt discount on convertible note payable	$150,000	$-
Issuance of common shares upon conversion of notes payable	$-	$187,300
Issuance of common stock for repayment of accounts payable of $60,000	$-	$100,000
Non-controlling interest's share in losses of a subsidiary	$122,250	$120,037

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. During the period covered by this Annual Report, the Company operated in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; (ii) management of top tier medical practices in the interventional and multimodal pain management sector; and (iii) authentication and encryption products and services. The segments are operated, respectively, through PSI, NPC and SCI.

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2017 and 2016. See Note 3 for details relating to the sale.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2017, the Company incurred a net loss from continuing operations of $1,818,012 and used cash in operations from continuing operations of $1,634,176, and had a shareholders’ deficit of $290,449 as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2017, the Company had cash on hand in the amount of $29,369. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2017, the Company received $1,511,222 through the sale of its common stock and the exercise of stock warrants.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

National Pain Centers, Inc. (“NPC”)	The State of Nevada	January 24, 2014 (February 28, 2014/August 11, 2017)	100%
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015	50%

As of August 11, 2017, NPC was no longer a subsidiary of the Company (see Note 3). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our intangible assets and goodwill for impairment, valuation of inventory and obsolescence and valuations of stock-based compensation calculations, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended September 30, 2017 and 2016, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2017 and 2016, the dilutive impact of outstanding stock options for 6,822,500 and 5,227,500 shares, respectively, and outstanding warrants for 64,161,304 and 54,938,158 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

(ii)Consulting services: Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2017 and 2016 was $55,098 and $77,375, respectively.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At September 30, 2017 and 2016, no allowance for doubtful accounts and returns was recorded.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. At September 30, 2017 and 2016, inventories totaling $12,335 and $79,169, respectively, consisted of finished goods. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the year ended September 30, 2016, the Company provided a reserve of $80,770 that is included in cost of goods sold to account for its estimate of slow moving and obsolete inventory. During the year ended September 30, 2017, the reserve was removed as the related inventories were sold.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a 100% valuation allowance against its deferred tax assets as of September 30, 2017 and 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

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

Fair Value measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Goodwill recorded as part of a business combination is not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. At September 30, 2016, the Company recorded impairment charges of $55,316 on its recorded goodwill based on impairment tests performed on that date and recorded such charges in the accompanying consolidated statement of operations for the year ended September 30, 2016. There was no remaining goodwill as of September 30, 2016.

Intangible Assets Other Than Goodwill

The Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. At September 30, 2016, the Company recorded impairment charges of $294,323 on its recorded intangible assets based on impairment tests performed on that date, and recorded such charges in the accompanying consolidated statement of operations for the year ended September 30, 2016. Amortization expense for the year ended September 30, 2016 was $67,266. There were no remaining intangible assets as of September 30, 2016.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2017, the Company entered into an agreement with Dr. Jay Joshi to sell 100% of the issued and outstanding shares of NPC Inc. (“NPC”) to Dr. Joshi. As part of the agreement, Dr. Joshi and NPC released the Company from any and all liabilities, claims and obligations of the Company in favor of Dr. Joshi or NPC and arising from or relating to the operation of the NPC business. Also as part of the agreement, Dr. Joshi’s employment agreement with NPC was terminated and all assets and liabilities of NPC were transferred to Dr. Joshi as of the date of the agreement, including $365,459 of accrued compensation and shareholder advances owed to Dr. Joshi by NPC. The Company agreed to sell NPC to Dr. Joshi so that it could focus on its other business segments, PSI and Stealth Mark, which are technology companies, while NPC was a service business. Further, the elimination of the underlined NPC liabilities to Dr. Joshi will significantly improve Wellness Center Inc.’s financial position. As part of the agreement, the Company agreed to issue Dr. Joshi stock options to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share. Dr. Joshi continued to serve on the Company’s board of directors until February 5, 2018. The Company recorded a $252,508 gain relating to this transaction.

Components of the balance sheet of NPC at December 31, 2016 were as follows and are reflected as assets and liabilities of discontinued operations on the accompanying balance sheet.

Current Assets
Cash	$7,770
Prepaid expenses and other current assets	2,700
Total Current Assets	10,470

Property and equipment, net	1,514

TOTAL ASSETS	$11,984

Current Liabilities
Accounts payable and accrued expenses	$15,478
Accrued payroll - officers	178,205
Advances from related party	37,504
Total Current Liabilities	$231,187

Components of the statement of operations relating to NPC was as follows:

	Year Ended
	September 30,
	2017	2016
Total Sales	$83,826	$181,680

Operating expenses	231,302	220,610

Loss from discontinued operations	$(147,476)	$(38,930)

Other income
Gain from sale of discontinued operations	252,508	-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and 2016:

	September 30,	September 30,
	2017	2016

Vehicles	$15,000	$15,000
Computer equipment	10,456	9,058
Furniture and fixtures	23,998	23,452
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	106,720	104,776
Less: accumulated depreciation and amortization	(101,594)	(90,469)
Property and equipment, net	$5,126	$14,307

Depreciation expense for the years ended September 30, 2017 and 2016 was $11,125 and $16,051, respectively.

NOTE 5 – LOANS PAYABLE

As of September 30, 2015, the Company had outstanding notes payable of $114,000. During the year ended September 30, 2016, unsecured convertible loans of $82,300 with interest at a rate of 10% per annum were issued for cash. The notes also contained a conversion feature that allowed the note holder to convert the notes at a rate of $.09 per share, the trading value of the shares on the date of the issuance of the notes. As the conversion price embedded in the note agreements was equal to the trading price of the common stock on the date of issuance, no beneficial conversion feature was recognized at the date of issuance. In addition, upon issuance of certain of these notes, the Company granted 135,000 shares of common stock with a fair value of $18,900 to the holders, which was been recorded as a finance cost on the consolidated statement of operations.

During the year ended September 30, 2016, notes with a face value of $187,300 were converted into 2,020,221 shares of common stock and 2,369,221 warrants with an aggregate fair value of $442,023 as follows:

•Notes payable of $117,500 issued during the year ended September 30, 2016 were converted into 1,322,221 shares of common at $0.09 per share in accordance with their original conversion terms. In accordance with the note agreements, the company also issued to the holders of the notes warrants to acquire 1,322,221 shares of common stock valued at $108,422 upon their election to convert. The fair value of the warrants granted of $108,422 was recorded as a cost of conversion.

•Notes payable of $69,800 issued during the year ended September 30, 2015 were converted into 698,000 shares of common stock with a fair value of $125,640 based on the trading price of the common shares on the date of conversion. The Company also agreed to issue to the note holders warrants to acquire 1,047,000 shares of common stock with a fair value of $90,461.

•The aggregate fair value of the common shares and warrants to acquire commons shares issued of $442,023 in excess of the face amount of the notes of $187,300 was recognized as a cost of $254,723 upon conversion of the notes. The fair value of the warrants was determined with the use of a Black-Scholes Merton option pricing model with stock prices ranging from $0.09 to $0.10, volatility of 140.9% - 151.3% and risk-free rate of 0.86% - 1.44%.

As of September 30, 2016, loans payable of $9,000 were outstanding.

During the year ended September 30, 2017, the Company borrowed $20,000 and $30,000 from two separate shareholders. The short-term loans are unsecured, have no stated interest rate and are due on demand.

As of September 30, 2017, loans payable of $59,000 were outstanding.

NOTE 6 – CONVERTIBLE NOTE AGREEMENT

	September 30,	September 30,
	2017	2016

Convertible note payable	$165,000	$-
Debt discount – unamortized balance	(115,116)	-
Convertible note payable, net	$49,884	$-

In July 2017, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement were $150,000. In connection with the agreement, the Company issued the individual 165,000 restricted shares of its common stock and warrants to purchase 330,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.50 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.25 per share. The note matures in February 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

On the date of the agreement, the closing price of the common stock was $0.31 per share. As the conversion price embedded in the note agreement was below the trading price of the common stock on the date of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $150,000 related to the relative fair value of the warrants and beneficial conversion features, which was comprised of $94,704 related to the intrinsic value of beneficial conversion features and $55,296 related to the relative fair value of the warrants. The aggregate fair value of the warrants of $87,582 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.31, volatility of 139.98% and risk-free rate of 1.28%.During the year ended September 30, 2017 the Company amortized $49,884 of valuation discount leaving an unamortized balance of $115,116 at September  30, 2017.

NOTE 7 – SHAREHOLDERS’ EQUITY

Authorized shares

During the year ended September 30, 2016, the Company was authorized by its Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. During the year ended September 30, 2017, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through a filing of a Certificate of Amendment on January 12, 2017. As of September 30, 2017 there were 90,284,916 shares of common stock issued and outstanding.

Common shares issued for services

During the year ended September 30, 2016, the Company issued 1,312,000 shares of its common stock for services valued at $119,800. The shares were valued at the trading price of the common stock at the date of issuance.

During the year ended September 30, 2017, the Company issued 450,000 shares of its common stock for services valued at $138,500. The shares were valued at the trading price of the common stock at the date of issuance.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common shares issued for repayment of accounts payable

During the year ended September 30, 2016, the Company issued 1,000,000 shares of its common stock valued at $100,000 for repayment of consulting fees due of $60,000. The shares were valued at the trading price of the common stock at the date of issuance. The Company recorded an additional $40,000 cost in the September 30, 2016 statement of operations relating to the settlement of the payable.

Common shares issued for cash

During the year ended September 30, 2016, the Company received $714,200 from the sale of 6,918,668 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 9,687,168 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.15 per share to $0.18 per share.

During the year ended September 30, 2016, the Company received $306,000 from several investors to purchase 3,591,429 shares of the Company’s common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 7,982,857 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise prices ranging from $0.12 to $0.15 per share. As of September 30, 2016, the shares had not been issued to the investors, such shares were issued during fiscal 2017.

During the year ended September 30, 2017, the Company received $884,600 from the sale of 5,837,500 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 13,715,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.12 per share to $0.40 per share.

Common shares issued in connection with convertible note payable

In July 2017, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000 (see Note 6). In connection with the agreement, the Company issued the individual 165,000 restricted shares of its common stock, along with 330,000 stock warrants. The total value of the stock on the date of grant was $51,150, which is included as a finance cost in other expenses on the consolidated statement of operations for the year ended September 30, 2017. Under the agreement, a beneficial conversion feature (BCF) was recognized at the date of issuance. The discount on the Convertible Note Payable due to the BCF and warrants was recorded to Additional paid-in Capital in the amount of $150,000 during the year ended September 30, 2017.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

The assumptions used for options granted during the year ended September 30, 2016 are as follows:

Exercise price	$0.09 – 0.15
Expected dividends	-
Expected volatility	139.0% - 152.2%
Risk free interest rate	0.65% - 1.19%
Expected life of options	2.5

During the year ended September 30, 2016, stock options were exercised to purchase 200,000 shares of the Company’s common stock for $2,000.

During the year ended September 30, 2017, the Company issued options to purchase 250,000 shares of its common stock to an officer of the Company with exercise prices ranging from $0.19 to $0.40 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $61,001 of stock compensation for the value of the options.

During the year ended September 30, 2017, the Company issued options to purchase 320,000 shares of its common stock to a consultant providing services to the Company with an exercise price of $0.26 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $82,237 of stock compensation for the value of the options.

During the year ended September 30, 2017, the Company issued options to purchase 30,000 shares of its common stock to a consultant providing services to the Company with an exercise price of $0.30 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $7,131 of stock compensation for the value of the options.

During the year ended September 30, 2017, the Company issued options to purchase 500,000 shares of its common stock to a consulting firm providing services to StealthCo with an exercise price of $0.12 per share. All of the options vested on January 30, 2017. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $54,600 of stock compensation for the value of the options.

During the year ended September 30, 2017, the Company issued options to purchase 50,000 shares of its common stock to a consulting firm providing services to PSI with an exercise price of $0.16 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $15,040 of stock compensation for the value of the options.

During the year ended September 30, 2017, the Company issued options to purchase 500,000 shares of its common stock to a Director, Dr. Jay Joshi, relating to the sale of NPC Inc. shares (see Note 3). The options had an exercise price of $0.24 per share, vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option-pricing model and recorded $106,350 for the value of the options, which was recorded as a cost to the Company in computing the total gain on the transaction (see Note 3).

The assumptions used for options granted during the year ended September 30, 2017 are as follows:

Exercise price	$0.12 - 0.40
Expected dividends	-
Expected volatility	138.2% - 152.3%
Risk free interest rate	0.96% - 1.39%
Expected life of options	2.5

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The table below summarizes the Company’s stock option activities for the years ended September 30, 2017 and 2016:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2015	5,172,500	$0.01 – 2.00	$0.60	$1,516,088
Granted	255,000	0.09 – 0.15	0.12	23,181
Cancelled	-	-	-	-
Exercised	(200,000)	0.01	0.01	-
Expired	-	-	-	-
Balance, September 30, 2016	5,227,500	$0.01 - 2.00	$0.60	$1,539,269
Granted	1,650,000	0.12 - 0.40	0.21	326,359
Cancelled	(5,000)	0.09	0.09	-
Exercised	-	-	-	-
Expired	(50,000)	1.00	1.00	-
Balance, September 30, 2017	6,822,500	$0.10 – 2.00	$0.51	$1,865,628
Vested and exercisable, September 30, 2017	6,822,500	$0.10 - 2.00	$0.51	$1,865,628

Unvested, September 30, 2017	-	$-	$-	$-

The aggregate intrinsic value for option shares outstanding at September 30, 2017 was $184,938.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.39	3,300,000	3.56	$0.17	3,300,000	3.56	$0.17
0.40 - 0.99	2,122,500	1.55	0.40	2,122,500	1.55	0.40
1.00 - 1.99	750,000	3.25	1.00	750,000	3.25	1.00
2.00	650,000	3.25	2.00	650,000	3.25	2.00
$0.01 - 2.00	6,822,500	2.87	$0.51	6,822,500	2.87	$0.51

As of September 30, 2017, there were 677,500 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the year ended September 30, 2016:

•The Company issued warrants to purchase 17,670,025 shares with exercise prices of $0.12 and $0.18 per share as part of the sale of equity units. The warrants expire five years from the date of grant.

•The Company issued warrants to purchase 2,369,221 shares with an exercise price of $0.15 per share as part of the conversion of loans payable to equity (see Note 5). The warrants expire five years from the date of grant.

•Warrants were exercised to purchase 300,000 shares of the Company’s common stock for $3,000.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

During the year ended September 30, 2017:

•The Company issued warrants to purchase 13,715,000 shares with exercise prices of $0.12 and $0.40 per share as part of the sale of equity units. The warrants expire five years from the date of grant.

•The Company issued warrants to purchase 330,000 shares with an exercise price of $0.31 per share in connection with the issuance of a convertible note payable (see Note 6). The warrants expire five years from the date of grant.

•Warrants were exercised to purchase 4,065,414 shares of the Company’s common stock for $3,000.

The table below summarizes the Company’s warrants activities for the years ended September 30, 2017 and 2016:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2015	36,371,578	$0.01 - 2.31	$0.32	$1,840,934
Granted	20,039,246	0.12 - 0.18	0.14	222,703
Canceled	-	-	-	-
Exercised	(300,000)	0.01	0.01	-
Expired	(1,384,334)	1.00	1.00	-
Balance, September 30, 2016	54,938,158	$0.01 - 2.31	$0.25	$2,063,637
Granted	14,045,000	0.12 - 0.40	0.19	87,582
Cancelled	-	-	-	-
Exercised	(4,065,414)	0.12 - 0.25	0.15	-
Expired	(756,440)	0.45 - 2.31	0.86	-
Balance, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219
Vested and exercisable, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219

Unvested, September 30, 2017	-	$-	$-	$-

The aggregate intrinsic value for warrant shares outstanding at September 30, 2017 was $3,168,053.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2017:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	43,931,059	3.03	$0.15	43,931,059	3.03	$0.15
0.21 – 0.49	15,730,507	1.35	0.35	15,730,507	1.35	0.35
0.50 – 1.00	4,499,738	0.89	0.75	4,499,738	0.89	0.75

$0.12 – 1.00	64,161,304	2.47	$0.24	64,161,304	2.47	$0.24

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from Shareholders

From time to time, shareholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. At September 30, 2016, advances from shareholders were $13,041. There were no advances from shareholders outstanding as of September 30, 2017.

Related Party Sales

During the year ended September 30, 2016, the Company sold one of its Psoria-Light phototherapy devices to NPC LLC for a sales price of $54,117. The sale has been reflected as a related party sale on the statement of operations for the year ended September 30, 2016.

Note Receivable – Chairman, President and CEO

Pursuant to a note dated September 30, 2013, the Company’s Chairman, President and CEO agreed to pay $250,000 to the Company in consideration of advances paid to him. At September 30, 2015, a balance of $197,028 was owed on the loan. During the year ended September 30, 2016, the Company determined the note was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman. No amounts were outstanding under the note at September 30, 2016.

NOTE 9 – SETTLEMENT OF ACCRUED LIABILITIES ACQUIRED WITH PSI ACQUISITION

Edwin Longo was a principal in Psoria-Shield, Inc. (PSI), a company that was purchased by Wellness Center in 2012..Prior to the acquisition of PSI, Mr. Longo made advances of $224,444 to PSI that were outstanding at the time Wellness acquired that company. Mr. Longo had filed a claim against Wellness and PSI for payment of those advances. In February 2017, through the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida, a Final Settlement Agreement (“Settlement Agreement”) was executed between the Company, Longo and certain other parties.   The Settlement Agreement provided for, among other matters, the transfer of all right, title and interest of 250,000 common shares of Wellness held by certain parties to the Settlement Agreement back to Wellness, and the release of Wellness from any and all claims against the Company by Longo, including but not limited to the advances owed to him of $224,444.

In accounting for the Settlement Agreement on the Company’s statement of operations for the year ended September 30, 2017, the  balance of the amount owed to Longo of $224,444, plus another $64,333 of long outstanding or improperly recorded accounts payable, was canceled and accounted for as gain on settlement in an aggregate amount of $288,777.

NOTE 10 – SEGMENT REPORTING

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended September 30, 2017, the Company discontinued operations of its NPC segment (see Note 3).

The Company operates in following business segments:

(i)Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

(ii)Authentication and Encryption Products and Services: which it stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014. StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services upon acquisition of certain assets from SMI.

NOTE 10 – SEGMENT REPORTING (continued)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	September 30, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$1,358	$389	$27,622	$29,369
Accounts receivable	-	24,999	-	24,999
Inventories	-	-	12,335	12,335
Prepaid expenses and other current assets	-	-	1,751	1,751

Total current assets	1,358	25,388	41,708	68,454

Property and equipment, net	1,450	-	3,676	5,126
Other assets	15,000	1,760	-	16,760

Total other assets	16,450	1,760	3,676	21,886

TOTAL ASSETS	$17,808	$27,148	$45,384	$90,340

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$180,999	$28,600	$209,599
Consulting services	-	-	63,125	63,125

Total Sales	-	180,999	91,725	272,724

Cost of goods sold	-	71,827	75,117	146,944

Gross profit	-	109,172	16,608	125,780

Operating expenses	1,066,227	436,557	626,400	2,129,184

Loss from operations	$(1,066,227)	$(327,385)	$(609,792)	$(2,003,404)

NOTE 10 – SEGMENT REPORTING (continued)

Wellness Center USA, Inc.
Operations by Segments

	For the Year Ended
	September 30, 2016
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$100,519	$108,343	$208,862
Trade - related party	-	54,117	-	54,117
Consulting services	-	-	36,625	36,625
Total Sales	-	154,636	144,968	299,604

Cost of goods sold	-	176,381	13,210	189,591

Gross profit (loss)	-	(21,745)	131,758	110,013

Operating expenses
Selling, general and administrative expenses	1,164,377	403,768	348,901	1,917,046
Impairment of goodwill and intangible assets	-	94,214	255,425	349,639
Total operating expenses	1,164,377	497,982	604,326	2,266,685

Loss from operations	$(1,164,377)	$(519,727)	$(472,568)	$(2,156,672)

NOTE 11 – COMMITMENTS

Operating Leases

The Company leases its corporate office facilities under a non-cancellable lease agreement. The lease was initiated in July 2016 and expires February 28, 2024. The lease contains escalating rent payments and free rent periods. The Company accounts for the rent expense on a straight-line basis. At September 30, 2017 and 2016, the Company recorded a deferred rent obligation of $85,294 and $22,149 relating to the lease.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021.

Minimum annual rental commitments under non-cancelable leases at September 30, 2017 are as follows:

Years ending September 30,	Amount
2018	$128,179
2019	145,812
2020	164,614
2021	184,583
2022	152,709
Thereafter	226,398
TOTAL	$1,002,295

Rent expense was $183,685 and $120,036 for the years ended September 30, 2017 and 2016, respectively.

NOTE 11 – COMMITMENTS (continued)

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

In June, 2015, the Company and its CEO received a formal order of investigation from the Chicago Regional Staff of the SEC.  The Company and its CEO cooperated and delivered requested documents, testimony, and tolling agreements.

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and its CEO based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to our CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Offer”) through an administrative cease and desist action on November 17, 2017.  Pursuant to the Offer, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Offer imposes no financial penalties or sanctions against the Company, and is subject to final SEC approval. The CEO did not join in the Offer and may contest any action that may be asserted against him.

Employment Contracts

Synopsis of Employment Agreement – Rick Howard

On July 1, 2014, the Company entered into an employment agreement (the “Agreement”) with Ricky Howard, (the “Executive”). The Executive’s employment under this Agreement commenced on the date thereof, and continued in effect until January 1, 2018, at which time it was extended for a period of three years. The Executive is engaged to serve as the Chief Executive Officer of the Company’s wholly-owned Subsidiary “StealthCo. The Company shall pay to the Executive as compensation for services rendered by the Executive hereunder a base annual salary of $130,000, beginning January 1, 2018, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company.

NOTE 12 – INCOME TAXES

At September 30, 2017, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $15 million that may be offset against future taxable income through 2037. No tax benefit has been reported with respect to these net operating loss carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,000,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30,	September 30,
	2017	2016

Income tax benefit at federal statutory rate	(34.00%)	(34.00%)
State income tax benefit, net of federal benefit	(6.00%)	(6.00%)
Change in valuation allowance	40.00%	40.00%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2017 and 2016:

	September 30,	September 30,
	2017	2016

Net operating loss carryforwards	$5,535,673	$4,919,273
Impairment of goodwill and intangible assets	-	139,856
Less: Valuation allowance	(5,535,673)	(5,059,129)

Net deferred tax assets	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

Effective November 17, 2017, the Board of Directors filled then existing vacancies in the Board by appointing each of the following persons as a member of the Board: William E. Kingsford; Thomas E. Scott, CPA; Paul D. Jones; and Roy M. Harsch, each to serve until the next annual meeting of the shareholders, or until his successor has been duly qualified and appointed.

On December 1, 2017, the Board of Directors consisting of Andrew J. Kandalepas, Jay Joshi, M.D., Messrs. Kingsford, Scott, Jones, and Harsch, accepted the voluntary resignation of Mr. Kandalepas, as President, and appointed Mr. Jones as President. Mr. Kandalepas’ resignation, and Mr. Jones’ appointment, were effective immediately.

On December 1, 2017, the Board of Directors also accepted the voluntary resignation of Dr. Joshi, M.D., as Secretary, effective immediately, and appointed Mr. Scott as Secretary, to serve until the next annual meeting of the shareholders or until his successor is qualified and appointed.

The Board of Directors appointed a Compensation Committee consisting of Messrs. Jones, Scott and Kingsford.

On February 5, 2018, the Board of Directors appointed Calvin R. O’Harrow as Chief Operating Officer and a member of the Board. It accepted the resignation of Andrew J. Kandalepas as Chief Financial Officer (CFO) and Principal Accounting Officer (PAO) and appointed Douglas W. Samuelson, C.P.A., as CFO and PAO. It also removed Jay Joshi, M.D., as a Director.

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On January 1, 2018, the Company entered into employment agreements with three employees of SCI, under which their employment shall continue in effect for a period of three years. Each agreement allows for a base salary that can increase each year based on certain profitability goals of SCI or SCI products. Under the agreements, the Company will issue options to purchase a combined total of 1,775,000 shares of its common stock. The options are exercisable over a term of five years, with an exercise price equal to the fair market value of the common stock on the date of grant. A combined total of 675,000 shares will vest in equal amounts over a three-month period, starting on January 1, 2018, with the remainder vesting in equal amounts over the following one year and two months.

Further, provided the employees remain employed by the Company, beginning on January 1, 2018, they will be granted additional stock options to purchase up to an aggregate total of 250,000 shares of the Company’s common stock each quarter, exercisable over a five year period, and issuable on the last day of each quarter ending, with an exercise price to be set at the then fair market value and based on the closing trading price on the last day of each quarter end. All Options shall accelerate and become fully vested upon the sale or change of control of the Company.

Subsequent to September 30, 2017, the Company issued 150,000 shares of its common stock for services provided by accounting and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance.

Subsequent to September 30, 2017, warrants were exercised to purchase 1,407,619 shares of the Company’s common stock for $170,914.

In January 2018, the Company entered into a promissory note payable agreement with one of its investors. Under the agreement, the Company borrowed $50,000. The note accrued interest at 8% per annum, is unsecured and is due in January 2019.

In February 2018, the Company entered into a promissory note payable agreement with one of its investors. Under the agreement, the Company borrowed $37,500. The note accrued interest at 8% per annum, is unsecured and is due in February 2019.