Form 10-K/A
period 2017-09-30
Wellness Center USA, Inc.
filed 2018-02-23
CIK 1516887

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

Documents Incorporated by Reference: See Item 15.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to Wellness Center USA, Inc.’s annual report on Form 10–K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission on February 20, 2018 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.
2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

5.6	Employment Agreement dated as of January 1, 2018 by and between Rick Howard and Wellness Center USA, Inc.	Exhibit 5.6 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.7	Employment Agreement dated as of January 1, 2018 by and between Lee Anne Patterson and Wellness Center USA, Inc.	Exhibit 5.7 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.8	Employment Agreement dated as of January 1, 2018 by and between Richard Neal and Wellness Center USA, Inc.	Exhibit 5.8 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.	Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.	Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

21.1	List of subsidiaries of the Registrant	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	Exhibit 31.1to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)	Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)	Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

101.INS	XBRL Instance Document ****	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

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

WELLNESS CENTER USA, INC.

Date: February 22, 2018	By: /s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized..

WELLNESS CENTER USA, INC.

Date: February 22, 2018	By: /s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, Chief Executive Officer	February 22, 2018
Andrew J. Kandalepas

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	February 22, 2018
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	February 22, 2018
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	February 22, 2018
Thomas E. Scott

/s/ William E. Kingsford	Director	February 22, 2018
William E. Kingsford

/s/ Roy M. Harsch	Director	February 22, 2018
Roy M. Harsch

/s/ Calvin R. O’Harrow	Director, Chief Operating Officer	February 22, 2018
Calvin R. O’Harrow