Form 10-Q
period 2017-12-31
Wellness Center USA, Inc.
filed 2018-02-28
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer Accelerated Filer	[ ] [ ]	Non-Accelerated Filer Smaller Reporting Company	[ ] [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2017 was 91,329,202.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2017

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Wellness Center USA, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2017	September 30, 2017

	(Unaudited)
ASSETS
Current Assets
Cash	$23,594	$29,369
Accounts receivable	5,000	24,999
Inventories	12,112	12,335
Prepaid expenses and other current assets	2,396	1,751
Total Current Assets	43,102	68,454

Property and equipment, net	4,112	5,126
Other assets	16,760	16,760
Total Other Assets	20,872	21,886

TOTAL ASSETS	$63,974	$90,340

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$314,926	$203,367
Accrued payroll - officers	43,807	13,440
Deferred revenue	52,348	55,098
Convertible note payable	119,930	49,884
Loans payable from shareholders	89,500	59,000
Total Current Liabilities	620,511	380,789

Shareholders' Deficit
Common stock, par value $0.001, 185,000,000 shares authorized;
91,329,202 and 90,284,916 shares issued and outstanding, respectively	91,329	90,285
Additional paid-in capital	19,200,081	19,069,211
Accumulated deficit	(19,484,590)	(19,132,557)
Total Wellness Center USA shareholders' equity (deficit)	(193,180)	26,939

Non-controlling interest	(363,357)	(317,388)
Total Shareholder's deficit	(556,537)	(290,449)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$63,974	$90,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Consolidated Statements of Operations

	Three Months Ended December 31,

	2017	2016
	(Unaudited)
Sales:
Trade	$15,500	$89,000
Consulting services	11,000	14,125
Total Sales	26,500	103,125

Cost of goods sold	16,992	60,500

Gross profit	9,508	42,625

Operating expenses	334,163	416,563

Loss from operations	(324,655)	(373,938)

Other expenses
Amortization of debt discount	(70,047)	-
Interest expense	(3,300)	-
Total other expenses	(73,347)	-

LOSS FROM CONTINUING OPERATIONS	(398,002)	(373,938)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(41,562)

NET LOSS	(398,002)	(415,500)

Net loss attributable to non-controlling interest	45,969	6,528

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(352,033)	$(408,972)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.00)	$(0.00)
Income (loss) per share from discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	90,336,112	80,998,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Common Stock		Additional	Accumulated	Total WCUI	Non- controlling
	Shares	Amount	Paid-in Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Exercise of stock warrants	924,286	924	109,990	-	110,914	-	110,914

Fair value of common stock issued for services	120,000	120	20,880	-	21,000	-	21,000

Net loss for the three months ended December 31, 2017	-	-	-	(352,033)	(352,033)	(45,969)	(398,002)

Balance, December 31, 2017 (unaudited)	91,329,202	$91,329	$19,200,081	$(19,484,590)	$(193,180)	$(363,357)	$(556,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(398,002)	$(415,500)

Adjustments to reconcile net loss to net cash used in operating activities of continuing operations
Loss from discontinued operations	-	41,562
Depreciation expense	1,014	2,701
Amortization of debt discount	70,046	-
Fair value of common shares issued for services	21,000	38,150
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	19,999	(14,000)
Inventories	223	39,994
Prepaid expenses and other current assets	(645)	24,479
(Decrease) Increase in:
Accounts payable and accrued expenses	111,559	27,066
Accrued payroll taxes	-	12,204
Accrued payroll - officers	30,367	17,953
Deferred revenue	(2,750)	(5,701)
Net cash used in operating activities from continuing operations	(147,189)	(231,092)
Net cash used in operating activities from discontinued operations	-	(11,887)
Net cash used in operating activities	(147,189)	(242,979)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(546)
Net cash used in investing activities from continuing operations	-	(546)
Net cash used in investing activities from discontinued operations	-	(1,704)
Net cash used in investing activities	-	(2,250)

Cash Flows from Financing Activities
Proceeds from loans payable	30,500	-
Exercise of stock warrants	110,914	-
Proceeds from common stock issuable	-	309,000
Net cash provided by financing activities	141,414	309,000

Net increase (decrease) in cash	(5,775)	63,771

Cash beginning of period	29,369	81,479
Cash end of period	$23,594	$145,250

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Non-controlling interest's share in losses of a subsidiary	$45,969	$6,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated statement of operations for the three months ended December 31, 2016. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2017, the Company incurred a net loss from continuing operations of $398,002 and used cash in operations from continuing operations of $147,189, and had a shareholders’ deficit of $556,537 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company's independent registered public accounting firm, in its report on the Company's September 30, 2017 financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $23,594. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2017, the Company received $141,114 through debt financing and the exercise of stock warrants.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of inventory and obsolescence and valuations of stock-based compensation calculations, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2017 and 2016, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2017 and 2016, the dilutive impact of outstanding stock options of 6,822,000 and 5,785,000 shares, respectively, and outstanding warrants for 62,716,019and 64,208,158 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at December 31, 2017 and 2016 was $52,348 and $55,098, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, estimated forfeitures and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes Merton option pricing model could materially affect compensation expense recorded in future periods.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2017, the Company entered into an agreement with Dr. Jay Joshi to sell 100% of the issued and outstanding shares of NPC Inc. (“NPC”) to Dr. Joshi. As part of the agreement, Dr. Joshi and NPC released the Company from any and all liabilities, claims and obligations of the Company in favor of Dr. Joshi or NPC and arising from or relating to the operation of the NPC business. Also as part of the agreement, Dr. Joshi’s employment agreement with NPC was terminated and all assets and liabilities of NPC were transferred to Dr. Joshi as of the date of the agreement, including $365,459 of accrued compensation and shareholder advances owed to Dr. Joshi by NPC. The Company agreed to sell NPC to Dr. Joshi so that it could focus on its other business segments, PSI and Stealth Mark, which are technology companies, while NPC was a service business. Further, the elimination of the underlined NPC liabilities to Dr. Joshi will significantly improve Wellness Center Inc.’s financial position. As part of the agreement, the Company agreed to issue Dr. Joshi stock options to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share. Dr. Joshi continued to serve on the Company’s board of directors until February 5, 2018. During the year ended September 30, 2017, the Company recorded a $252,508 gain relating to this transaction.

Components of the statement of operations relating to NPC for the three months ended December 31, 2016 were as follows:

Total Sales	$37,402

Operating expenses	78,964

Loss from discontinued operations	$(41,562)

NOTE 4 – LOANS PAYABLE FROM SHAREHOLDERS

Loans payable of $59,000 at September 30, 2017 consist of two unsecured note agreements issued in 2014 totaling to $9,000, and two short-term unsecured loans issued in fiscal 2017 totaling to $50,000. The loans have no stated interest rate and are due on demand. During the three months ended December 31, 2017, the Company borrowed $30,500 under three short-term unsecured loans. The loans have no stated interest rate and are due on demand. As of December 31, 2017, loans payable of $89,500 were outstanding.

NOTE 5 – CONVERTIBLE NOTE AGREEMENT

	December 31,	September 30,
	2017	2017

Convertible note payable	$165,000	$165,000
Debt discount – unamortized balance	(45,070)	(115,116)
Convertible note payable, net	$119,930	$49,884

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

On the date of the agreement, the closing price of the common stock was $0.31 per share. As the conversion price embedded in the note agreement was below the trading price of the common stock on the date of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $150,000 related to the relative fair value of the warrants and beneficial conversion features, which comprised $94,704 related to the intrinsic value of beneficial conversion features and $55,296 related to the relative fair value of the warrants. The aggregate fair value of the warrants of $87,582 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.31, volatility of 139.98% and risk-free rate of 1.28%. The unamortized balance of the debt discount at September 30, 2017 was $115,116. During the three months ended December 31, 2017, the Company amortized $70,046 of debt discount, leaving an unamortized balance of $119,930 at December 31, 2017.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common shares issued for Services

During the three months ended December 31, 2017, the Company issued 120,000 shares of its common stock valued at $21,000 for services provided by accounting and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance.

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

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2017:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2017	6,822,500	$0.10 - 2.00	$0.51	$1,865,628
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2017	6,822,500	$0.10 – 2.00	$0.51	$1,865,628
Vested and exercisable, December 31, 2017	6,822,500	$0.10 – 2.00	$0.51	$1,865,628

Unvested, December 31, 2017	-	$-	$-	$-

The aggregate intrinsic value for option shares outstanding at December 31, 2017 was $119,688.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10 - 0.39	3,300,000	3.31	$0.17	3,300,000	3.31	$0.17
0.40 - 0.99	2,122,500	1.30	0.40	2,122,500	1.30	0.40
1.00 - 1.99	750,000	3.00	1.00	750,000	3.00	1.00
2.00	650,000	3.00	2.00	650,000	3.00	2.00
$0.01 - 2.00	6,822,500	2.62	$0.51	6,822,500	2.62	$0.51

As of December 31, 2017, there were 677,500 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

During the three months ended December, 31, 2017, warrants to purchase 924,286 shares of the Company’s common stock were exercised for $110,914.

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	(924,286)	0.12	0.12	-
Expired	(520,999)	0.45	0.45	-
Balance, December 31, 2017	62,716,019	$0.12 - 1.00	$0.24	$2,151,219
Vested and exercisable, December 31, 2017	62,716,019	$0.12 - 1.00	$0.24	$2,151,219

Unvested, December 31, 2017	-	$-	$-	$-

The aggregate intrinsic value for warrant shares outstanding December 31, 2017 was $1,811,221.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	43,006,773	2.27	$0.15	43,006,773	2.27	$0.15
0.21 – 0.49	15,209,508	1.17	0.34	15,209,508	1.17	0.34
0.50 – 1.00	4,499,738	0.64	0.75	4,499,738	0.64	0.75
$0.12 – 1.00	62,716,019	1.89	$0.24	62,716,019	1.89	$0.24

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

The Company operates in the following business segments:

(i) Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet ("UV") phototherapy devices for the treatment of skin diseases.

(ii) Authentication and Encryption Products and Services: which it stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014. StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services upon acquisition of certain assets from SMI.

NOTE 7 – SEGMENT REPORTING (CONTINUED)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	December 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$15,800	$2,367	$5,427	$23,594
Accounts receivable	-	-	5,000	5,000
Inventories	-	-	12,112	12,112
Prepaid expenses and other current assets	-	-	2,396	2,396

Total current assets	15,800	2,367	24,935	43,102

Property and equipment, net	700	-	3,412	4,112
Other assets	15,000	1,760	-	16,760

Total other assets	15,700	1,760	3,412	20,872

TOTAL ASSETS	$31,500	$4,127	$28,347	$63,974

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$15,500	$15,500
Consulting services	-	-	11,000	11,000
Total Sales	-	-	26,500	26,500

Cost of goods sold	-	-	16,992	16,992

Gross profit	-	-	9,508	9,508

Operating expenses	161,405	92,672	80,086	334,163

Loss from operations	$(161,405)	$(92,672)	$(70,578)	$(324,655)

NOTE 7 – SEGMENT REPORTING (CONTINUED)

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2016
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$84,000	$5,000	$89,000
Consulting services	-	-	14,125	14,125
Total Sales	-	84,000	19,125	103,125

Cost of goods sold	-	40,033	20,467	60,500

Gross profit (loss)	-	43,967	(1,342)	42,625

Operating expenses	236,905	65,656	114,002	416,563

Loss from operations	$(236,905)	$(21,689)	$(115,344)	$(373,938)

NOTE 8 – LEGAL MATTERS

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

NOTE 9 – SUBSEQUENT EVENTS

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

In February 2018, the Company entered into a promissory note payable agreement with one of its investors. Under the agreement, the Company borrowed $30,000. The note accrued interest at 8% per annum, is unsecured and is due in February 2019.

Subsequent to December 31, 2017, the Company issued 30,000 shares of its common stock for services provided by a PSI consultant. The shares were valued at the trading price of the common stock at the date of issuance.

Subsequent to December 31, 2017, warrants were exercised to purchase 416,667 shares of the Company’s common stock for $50,000.

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

Description of Business

Background

Wellness Center USA, Inc. ("WCUI" or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated financial statements for the three months ended December 31, 2016. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet ("UV") phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2017 and 2016 was $26,500 and $103,125, respectively. The decrease of $76,625 was due to the decrease in revenues at PSI, as they had no revenue during the three months ended December 31, 2017, but had $84,000 of revenue during the three months ended December 31, 2016. Cost of sales for the three months ended December 31, 2017 and 2016, was $16,992 and $60,500, respectively. Gross profit for the three months ended December 31, 2017 and 2016, was $9,508 and $42,625, respectively. The gross profit decrease of $33,117 was primarily due to the decrease in revenues of PSI during the three months ended December 31, 2017.

In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device's efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer was satisfied with the first unit, PSI would receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, it passed their electrical safety inspection and they were ready to commence training.

The pilot program has been extended and continues. If concluded favorably, units would be supplied to individual clinics on a scheduled basis predicated upon in-service and educational program coordination. The objective would be to have all selected hospital system clinics equipped with the PL 1000 as medical staff become properly trained to treat previously identified skin conditions, but there can be no assurance this will occur.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 and 2016 were $334,163 and $416,563, respectively. The decrease in operating expenses of $82,400 was due primarily to the reduction of consulting and professional fees during the three months ended December 31, 2017.

Other Income

Other expenses during the three months ended December 31, 2017 consisted of $70,047 of amortization of debt discount and $3,300 of interest expense. There was no other income or expense during the three months ended December 31, 2016.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended December 31, 2017 was $398,002, compared to a net loss from continuing operations of $373,938 for the three months ended December 31, 2016. The increase in the net loss of $24,064 was due to the decrease in revenues and gross profit and the increase in other expenses, offset by the decrease in operating expenses.

Results of Operations by Segment

The Company currently maintains two business segments:

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$15,500	$15,500
Consulting services	-	-	11,000	11,000
Total Sales	-	-	26,500	26,500

Cost of goods sold	-	-	16,992	16,992

Gross profit	-	-	9,508	9,508

Operating expenses	161,405	92,672	80,086	334,163

Loss from operations	$(161,405)	$(92,672)	$(70,578)	$(324,655)

Wellness Center USA, Inc.
Operations by Segments

	For the Three Months Ended
	December 31, 2016
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$84,000	$5,000	$89,000
Consulting services	-	-	14,125	14,125
Total Sales	-	84,000	19,125	103,125

Cost of goods sold	-	40,033	20,467	60,500

Gross profit (loss)	-	43,967	(1,342)	42,625

Operating expenses	236,905	65,656	114,002	416,563

Loss from operations	$(236,905)	$(21,689)	$(115,344)	$(373,938)

Revenue for the Medical Devices segment for the three months ended December 31, 2016 was $84,000. The Medical Devices segment had no revenue, cost of sales or gross profit for the three months ended December 31, 2017. Cost of goods sold for the three months ended December 31, 2016 was $40,033. Gross profit for the three months ended December 31, 2016 was $43,967. Operating expenses for the three months ended December 31, 2017 and 2016 was $92,672 and $65,656, respectively. The increase in operating expenses of $27,016 in fiscal 2017 was due primarily to the increase in consulting fees. The loss from operations for the three months ended December 31, 2017 and 2016 was $92,672 and $21,689, respectively.

Revenue for the Authentication and Encryption segment for the three months ended December 31, 2017 and 2016 was $26,500 and $19,125, respectively. The increase of $7,375 was due to the increase in trade sales during fiscal 2017. Cost of goods sold for the three months ended December 31, 2017 and 2016 was $16,992 and $20,467, respectively, and the gross profit (loss) was $9,508 and $(1,342), respectively. The gross profit increase in fiscal 2017 was primarily due to the increase in sales in fiscal 2017. Operating expenses for the three months ended December 31, 2017 and 2016 was $80,086 and $114,002, respectively. The decrease in operating expenses of $33,916 in fiscal 2017 was due primarily to the decrease in consulting costs. The loss from operations for the three months ended December 31, 2017 and 2016 was $70,578 and $115,344, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2017 and 2016 was $161,405 and $236,905, respectively. The decrease in operating expenses of $75,500 in fiscal 2017 was due primarily to the decrease in professional and consulting fees. The loss from operations for the three months ended December 31, 2017 and 2016 was $161,405 and $236,905, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2017, the Company incurred a net loss from continuing operations of $398,002 and used cash in operations of $147,189, and had a shareholders’ deficit of $556,537 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2017, our cash balance was $23,594. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through equity financing to fund our daily operations through next 12 months and during the three months ended December 31, 2017, received $141,414 through debt financing and the exercise of stock warrants. However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

The Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended September 30, 2017, has expressed substantial doubt about the Company’s ability to continue as a going concern.

Comparison of three months years ended December 31, 2017 and 2016

As of December 31, 2017, we had $23,594 in cash, negative working capital of $577,409 and an accumulated deficit of $19,484,590.

As of December 31, 2016, we had $154,724 in cash, negative working capital of $855,180 and an accumulated deficit of $17,950,799.

Cash flows used in operating activities

During the three months ended December 31, 2017, the Company used cash flows in continuing operating activities of $147,189 compared to $231,092 used in the three months ended December 31, 2016. During the three months ended December 31, 2017, the Company incurred a net loss of $398,002 and $92,060 of non-cash expenses compared to a net loss of $415,500 and $40,851 of non-cash expenses during the three month period ended December 31, 2016.

Cash flows used in investing activities

During the three months ended December 31, 2016, we had purchases of property and equipment of $2,250. We had no cash flows from investing activities during the three months ended December 31, 2017.

Cash flows provided by financing activities

During the three months ended December 31, 2017, we had proceeds from loans payable of $30,500 and proceeds of $110,914 from the exercise of stock warrants. During the three months ended December 31, 2016, we had proceeds from common stock issuable of $309,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission on February 20, 2018. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1 31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14* Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1 32.2	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

WELLNESS CENTER USA, INC.

Date: February 27, 2018	By: /s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 27, 2018	By: /s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Andrew J. Kandalepas	Chairman, Chief Executive Officer	February 27, 2018
Andrew J. Kandalepas

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	February 27, 2018
Douglas W. Samuelson
/s/ Paul D. Jones	Director, President	February 27, 2018
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	February 27, 2018

Thomas E. Scott

/s/ William E. Kingsford	Director	February 27, 2018

William E. Kingsford

/s/ Roy M. Harsch	Director	February 27, 2018

Roy M. Harsch

/s/ Calvin R. O’Harrow	Director, Chief Operating Officer	February 27, 2018

Calvin R. O’Harrow