Form 10-Q/A
period 2017-12-31
Wellness Center USA, Inc.
filed 2018-03-01
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the quarter ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema**
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase**
101.LAB*	XBRL Taxonomy Extension Label Linkbase**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase**

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

WELLNESS CENTER USA, INC.

Date: February 28, 2018	By: /s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 28, 2018	By: /s/ Douglas W. Samuelson
Douglas W. Samuelson Chief Financial Officer and Principal Accounting Officer (Duly Authorized Principal Accounting Officer)