Form 10-Q
period 2018-03-31
Wellness Center USA, Inc.
filed 2018-05-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

WELLNESS CENTER USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2980395
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL	60169
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer[ ]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]

Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2018 was 92,879,384.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2018

PART I— FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$40,413	$29,369
Accounts receivable	-	24,999
Inventories	12,057	12,335
Prepaid expenses and other current assets	2,213	1,751
Total Current Assets	54,683	68,454

Property and equipment, net	3,148	5,126
Other assets	16,760	16,760
Total Other Assets	19,908	21,886

TOTAL ASSETS	$74,591	$90,340

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$376,641	$203,367
Accrued payroll - officers	51,381	13,440
Deferred revenue	49,598	55,098
Convertible notes payable	130,721	49,884
Loans payable from officers and shareholders	227,500	59,000
Total Current Liabilities	835,841	380,789

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 92,879,384 and 90,284,916 shares issued and outstanding, respectively	93,066	90,285
Additional paid-in capital	19,841,209	19,069,211
Accumulated deficit	(20,310,695)	(19,132,557)
Total Wellness Center USA shareholders’ equity (deficit)	(376,420)	26,939

Non-controlling interest	(384,830)	(317,388)
Total Shareholder’s deficit	(761,250)	(290,449)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$74,591	$90,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Sales:
Trade	$20,500	$120,100	$36,000	$209,100
Consulting services	20,750	14,125	31,750	28,250
Total Sales	41,250	134,225	67,750	237,350

Cost of goods sold	17,666	53,407	34,658	113,907

Gross profit	23,584	80,818	33,092	123,443

Operating expenses	561,317	609,624	895,480	1,026,187

Loss from operations	(537,733)	(528,806)	(862,388)	(902,744)

Other income (expenses)
Amortization of debt discount	(65,790)	-	(135,837)	-
Gain on extinguishment of debt	-	288,777	-	288,777
Loss on modification of conversion price on convertible note payable	(158,400)	-	(158,400)	-
Loss on modification of exercise price on warrants in connection with convertible note payable	(5,445)	-	(5,445)	-
Financing costs	(70,422)	-	(70,422)	-
Interest expense	(9,788)	-	(13,088)	-
Total other income (expenses)	(309,845)	288,777	(383,192)	288,777

LOSS FROM CONTINUING OPERATIONS	(847,578)	(240,029)	(1,245,580)	(613,967)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(29,361)	-	(70,923)

NET LOSS	(847,578)	(269,390)	(1,245,580)	(684,890)

Net loss (gain) attributable to non-controlling interest	21,473	(5,430)	67,442	1,098

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(826,105)	$(274,820)	$(1,178,138)	$(683,792)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	91,551,485	84,644,460	91,414,889	82,814,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statement of Shareholders' Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Exercise of stock warrants	1,407,619	1,407	169,507	-	170,914	-	170,914

Fair value of common stock issued for services	150,000	150	26,550	-	26,700	-	26,700

Shares issued upon conversions of note payable	550,000	737	54,263	-	55,000	-	55,000

Fair value of vested stock options	-	-	137,898	-	137,898	-	137,898

Fair value of common stock issued in connection with convertible note payable	486,849	487	69,935	-	70,422	-	70,422

Discount on convertible note payable due to beneficial conversion and warrants	-	-	150,000	-	150,000	-	150,000

Loss on modification of conversion price on convertible note payable	-	-	158,400	-	158,400	-	158,400

Loss on modification of exercise price on warrants in connection with convertible note payable	-	-	5,445	-	5,445	-	5,445

Net loss for the six months ended March 31, 2018	-	-	-	(1,178,138)	(1,178,138)	(67,442)	(1,245,580)

Balance, March 31, 2018 (Unaudited)	92,879,384	$93,066	$19,841,209	$(20,310,695)	$(376,420)	$(384,830)	$(761,250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,245,580)	$(684,890)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations	-	70,923
Depreciation expense	1,978	5,402
Amortization of debt discount	135,837	-
Gain on extinguishment of debt	-	(288,777)
Fair value of common shares issued for services	26,700	26,000
Fair value of stock options issued for services	137,898	178,068
Loss on modification of conversion price on convertible note payble	158,400	-
Loss on modification of exercise price on warrants in connection with convertible note payble	5,445	-
Fair value of common stock issued in connection with convertible note payable	70,422	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	24,999	(70,000)
Inventories	278	66,787
Prepaid expenses and other current assets	(462)	24,613
(Decrease) Increase in:
Accounts payable and accrued expenses	173,274	(25,500)
Accrued payroll taxes	-	20,506
Accrued payroll - officers	37,941	25,371
Deferred revenue	(5,500)	(24,826)
Net cash used in operating activities from continuing operations	(478,370)	(676,323)
Net cash used in operating activities from discontinued operations	-	(6,489)
Net cash used in operating activities	(478,370)	(682,812)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(546)
Net cash used in investing activities from continuing operations	-	(546)
Net cash used in investing activities from discontinued operations	-	(1,704)
Net cash used in investing activities	-	(2,250)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	179,000	30,000
Repayment of loans payable from officers and shareholders	(10,500)	-
Proceeds from convertible note payable	150,000	-
Repayment of advances from related party	-	(2,000)
Proceeds from the sale of common stock and warrants	-	424,600
Exercise of stock warrants	170,914	428,015
Net cash provided by financing activities	489,414	880,615

Net increase in cash	11,044	195,553

Cash beginning of period	29,369	81,749
Cash end of period	$40,413	$277,302

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Debt discount on convertible note payable	$150,000	$-
Conversion of convertible note payable into common shares	$55,000	$-
Non-controlling interest’s share in losses of a subsidiary	$67,442	$1,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated statement of operations for the three months ended March 31, 2017. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2018, the Company incurred a net loss from continuing operations of $1,245,580 and used cash in operations from continuing operations of $478,370 and had a shareholders’ deficit of $761,250 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $40,413. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2018, the Company received $489,414 through debt financing and the exercise of stock warrants.

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

The Company’s consolidated subsidiaries and/or entities are as follows:

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accounts receivable and allowance for uncollectible amounts, inventory and obsolescence reserves, accruals for potential liabilities, valuations of stock-based compensation, realization of deferred tax assets, among others. Actual results could differ from these estimates.

Income (Loss) per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2018 and 2017, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2018 and 2017, the dilutive impact of outstanding stock options for 8,847,500 and 6,147,500 shares, respectively, and outstanding warrants for 59,096,084 and 63,741,253 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i)	Sale of products: The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii)	Consulting services: Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at March 31, 2018 and 2017 was $49,598 and $55,098, respectively.

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

Components of the statement of operations relating to NPC for the three and six months ended March 31, 2017, were as follows:

	Three Months Ended	Six Months Ended
	March 31, 2017	March 31, 2017

Total Sales	$40,000	$77,402

Operating expenses	69,361	148,325

Loss from discontinued operations	$(29,361)	$(70,923)

NOTE 4 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

At September 30, 2017, loans payable from officers and shareholders of $59,000 consisted of two unsecured note agreements issued in 2014 totaling to $9,000, and two short-term unsecured loans issued in fiscal 2017 totaling to $50,000. The loans issued in 2014 have no stated interest rate and are due on demand. The loans issued in 2017 have an interest rate of eight percent per annum and are due one year from the date of issuance. During the six months ended March 31, 2018, the Company borrowed $179,000 under nine short-term unsecured loans. The loans have an interest rate of eight percent and are due one year from the date of issuance. During the six months ended March 31, 2018, the Company repaid $10,500 of the loans payable. As of March 31, 2018, loans payable from officers and shareholders of $227,500 were outstanding.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AGREEMENTS

	March 31, 2018	September 30, 2017

Convertible note payable (a)	$110,000	$165,000
Convertible note payable (b)	165,000	-
Debt discount – unamortized balance	(144,279)	(115,116)
Convertible notes payable, net	$130,721	$49,884

(a) In July 2017, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement were $150,000. In connection with the agreement, the Company issued the individual 165,000 restricted shares of its common stock and warrants to purchase 330,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.50 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.25 per share. The note matures in February 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

On the date of the agreement, the closing price of the common stock was $0.31 per share. As the conversion price embedded in the note agreement was below the trading price of the common stock on the date of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $150,000 related to the relative fair value of the warrants and beneficial conversion features, which comprised $94,704 related to the intrinsic value of beneficial conversion features and $55,296 related to the relative fair value of the warrants. The aggregate fair value of the warrants of $87,582 was based on a probability affected Black-Scholes Merton option pricing model with a stock price of $0.31, volatility of 139.98% and risk-free rate of 1.28%. The unamortized balance of the debt discount at September 30, 2017 was $115,116. During the six months ended March 31, 2018, the Company amortized the remaining $115,116 of debt discount, leaving no unamortized balance at March 31, 2018.

The agreement also included a clause that allowed for the individual to receive additional shares if the price of the stock declined as of February 28, 2018 (the maturity date). The price of the stock on that date was $0.12 per share, causing the Company to issue the individual an additional 186,849 shares of its common stock. The Company recorded an expense of $22,422 relating to the issuance of these shares.

On March 5, 2018, the Company modified the conversion price on the note payable from $0.25 per share to $0.10 per share. On that date, the reduction in the conversion price allowed for the individual to convert an additional 990,000 shares with a fair value of $0.16 per share. The total amount of expense the Company recognized relating to the modification was $158,400. Also on March 5, 2018, the Company modified the exercise price on the attached warrants from $0.50 per share to $0.20 per share. The total amount of expense the Company recognized relating to the modification was $5,445. The maturity date of the note was also extended until April 30, 2018.

During the six months ended March 31, 2018, the individual converted $55,000 of the convertible note payable into 550,000 shares of the Company’s common stock.

NOTE 5 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

(b) On March 5, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $165,000. Net proceeds received by the Company under the agreement after payment of a $15,000 fee to the lender was $150,000. In connection with the agreement, the Company issued the individual 300,000 restricted shares of its common stock and warrants to purchase 660,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.20 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.10 per share. The note matures in October 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

The Company calculated the related fair value of the warrants issued to the noteholder to be $55,032 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $94,968 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $165,000 relating to the $15,000 fees paid to the lender, and the aggregate amount of $150,000 relating to the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). During the three and six months ended March 31, 2018, the Company amortized $20,721 of debt discount, leaving an unamortized balance of $144,279 at March 31, 2018.

In addition, the Company recorded an additional finance cost of $48,000 related to the fair value of the 300,000 shares of common stock granted at the date issuance.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common shares issued for Services

During the six months ended March 31, 2018, the Company issued 150,000 shares of its common stock valued at $26,700 for services provided by accounting and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance.

Common shares issued in connection with Convertible Notes Payable

During the six months ended March 31, 2018, the Company issued 486,849 shares of its common stock in connection with the issuance of convertible notes payable and also issued 550,000 shares upon the conversion of the notes payable (see Note 5).

Stock Options

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s Board of Directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent. The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. Effective January 1, 2018, the Board of Directors approved to increase the number of authorized shares of the Company’s common stock that may be subject to, or issued pursuant to, the terms of the plan from 7,500,000 to 30,000,000 (see Note 9).

On January 1, 2018, the Company entered into employment agreements with three employees of SCI. Under the agreements, the Company issued options to purchase a combined total of 1,775,000 shares of its common stock with a fair value of $289,890. The options are exercisable over a term of five years, with an exercise price of $0.19. The Company valued the options using a Black-Scholes option pricing model. A combined total of 675,000 shares vested in equal amounts over a three-month period, starting on January 1, 2018, with the remainder vesting in equal amounts over the following one year and two months. During the three and six months ended March 31, 2018, the Company recorded $110,498 of stock compensation for the value of the options and as of March 31, 2018, unvested compensation of $179,392 remained that will be amortized over the remaining vesting period.

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

Further, beginning on January 1, 2018, they will be granted additional stock options to purchase up to an aggregate total of 250,000 shares of the Company’s common stock each quarter. The options are exercisable over a five year period, are issuable on the last day of each quarter ending and vest immediately on the date of grant. All options accelerate and become fully vested upon the sale or change of control of the Company. During the six months ended March 31, 2018, the Company issued options to purchase 250,000 shares of its common stock to the employees with an exercise price of $0.13 per share. During the six months ended March 31, 2018, the Company valued the options using a Black-Scholes option pricing model and recorded $27,400 of stock compensation for the value of the options vested.

The assumptions used for options granted during the six months ended March 31, 2018 are as follows:

Exercise price	$0.13 - 0.19
Expected dividends	-
Expected volatility	123.8% - 130.2%
Risk free interest rate	2.01% - 2.18%
Expected life of options	2.5

The table below summarizes the Company’s stock option activities for the three months ended March 31, 2018:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2017	6,822,500	$0.10 - 2.00	$0.51	$1,865,628
Granted	2,025,000	0.13 - 0.19	0.18	317,971
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, March 31, 2018	8,847,500	$0.10 – 2.00	$0.43	$2,183,599
Vested and exercisable, March 31, 2018	7,747,500	$0.10 – 2.00	$0.43	$2,003,527

Unvested, March 31, 2018	1,100,000	$0.19	$0.19	$180,072

The aggregate intrinsic value for option shares outstanding at March 31, 2018 was $13,438.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10 - 0.39	5,325,000	3.72	$0.18	4,225,000	3.72	$0.18
0.40 - 0.99	2,122,500	1.05	0.40	2,122,500	1.05	0.40
1.00 - 1.99	750,000	2.75	1.00	750,000	2.75	1.00
2.00	650,000	2.75	2.00	650,000	2.75	2.00
$0.01 - 2.00	8,847,500	2.93	$0.43	7,747,500	2.93	$0.43

As of March 31, 2018, there were 21,152,500 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants

During the six months ended March, 31, 2018, the Company issued warrants to purchase 660,000 shares with an exercise price of $0.20 per share in connection with the issuance of a convertible note payable (see Note 5). The warrants expire five years from the date of grant.

During the six months ended March, 31, 2018, warrants to purchase 1,407,619 shares of the Company’s common stock were exercised for $170,914.

The table below summarizes the Company’s warrants activities for the three months ended March 31, 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance
Balance, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219
Granted	660,000	0.20	0.20	132,000
Cancelled	-	-	-	-
Exercised	(1,407,619)	0.12 – 0.15	0.12	-
Expired	(4,317,602)	0.30 – 0.45	0.43	-
Balance, March 31, 2018	59,096,084	$0.12 - 1.00	$0.22	$2,283,219
Vested and exercisable, March 31, 2018	59,096,084	$0.12 - 1.00	$0.22	$2,283,219

Unvested, March 31, 2018	-	$-	$-	$-

The aggregate intrinsic value for warrant shares outstanding March 31, 2018 was $95,733.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	43,183,441	2.61	$0.15	43,183,441	2.61	$0.15
0.21 – 0.49	11,412,905	2.13	0.32	11,412,905	2.13	0.32
0.50 – 1.00	4,499,738	0.38	0.75	4,499,738	0.38	0.75

$0.12 – 1.00	59,096,084	2.35	$0.22	59,096,084	2.35	$0.22

NOTE 7 – SEGMENT REPORTING

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended September 30, 2017, the Company discontinued operations of its NPC segment (see Note 3).

NOTE 7 – SEGMENT REPORTING (CONTINUED)

The Company operates in the following business segments:

(i) Medical Devices: which it stems from PSI, its wholly-owned subsidiary it acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases.

(ii) Authentication and Encryption Products and Services: which it stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014. StealthCo engages in the business of selling, licensing or otherwise providing certain authentication and encryption products and services upon acquisition of certain assets from SMI.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segments

	March 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$24,884	$1,003	$14,526	$40,413
Accounts receivable	-	-	-	-
Inventories	-	-	12,057	12,057
Prepaid expenses and other current assets	-	-	2,213	2,213

Total current assets	24,884	1,003	28,796	54,683

Property and equipment, net	-	-	3,148	3,148
Other assets	15,000	1,760	-	16,760

Total other assets	15,000	1,760	3,148	19,908

TOTAL ASSETS	$39,884	$2,763	$31,944	$74,591

Wellness Center USA, Inc.

Operations by Segments

	For the Six Months Ended
	March 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	-	$36,000	$36,000
Consulting services	-	-	31,750	31,750
Total Sales	-	-	67,750	67,750

Cost of goods sold	-	-	34,658	34,658

Gross profit	-	-	33,092	33,092

Operating expenses	397,108	135,934	362,438	895,480

Loss from operations	$(397,108)	$(135,934)	$(329,346)	$(862,388)

Wellness Center USA, Inc.

Operations by Segments

	For the Six Months Ended
	March 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$13,100	$209,100
Consulting services	-	-	28,250	28,250
Total Sales	-	196,000	41,350	237,350

Cost of goods sold	-	75,117	38,790	113,907

Gross profit	-	120,883	2,560	123,443

Operating expenses	568,610	157,039	300,538	1,026,187

Loss from operations	$(568,610)	$(36,156)	$(297,978)	$(902,744)

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

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and our CEO, Mr. Kandalepas, based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to our CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018.  Pursuant to the Settlement, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Settlement imposes no financial penalties or sanctions against the Company. On April 13, 2018, the SEC filed a separate complaint against our CEO in the U.S. District Court for the Northern District of Illinois. It asserts the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. The SEC seeks a permanent injunction, disgorgement including prejudgment interest, a civil penalty, an officer-and-director bar, and a penny stock bar.

Mr. Kandalepas intends to contest the allegations against him. He has voluntarily resigned as an officer and director. He has agreed to provide transition services to Calvin R. O’Harrow and Roy M. Harsch, who have been appointed to serve as CEO and Chairman, respectively. Mr. Kandalepas will remain with the Company to serve as Executive Director of Corporate Business Development.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company borrowed $80,000 from Directors, an officer and a shareholder. Of these loans, $60,000, along with loans payable of $188,500 outstanding at March 31, 2018, were converted into 1,962,498 shares of common stock. In connection with the conversion of the loans payable, the Company issued warrants to purchase 3,925,002 shares of common stock. The warrants expire five years from the date of grant and have exercise prices of $0.14 and $0.18 per share.

An aggregate total of $70,000 of a convertible note payable was converted into 700,000 shares of the Company’s common stock.

The Company granted 500,000 shares of its common stock to consultants for services provided. The fair value of the shares on the dates of grant was $70,000.

In April 2018, the Board of Directors approved to increase the number of authorized shares of the Company’s common stock that may be subject to, or issued pursuant to, the terms of the 2010 Option Plan from 7,500,000 to 30,000,000, effective January 1, 2018 (see Note 6).

In April 2018, the Company granted options to purchase 11,980,000 shares of its common stock to its officers and directors with a fair value of approximately $1,400,000. The options have an exercise price of $0.14 per share and expire five years from the date of grant. A total of 1,230,000 shares vested upon grant and 10,750,000 shares will vest ratably on a monthly basis over 36 months.

In May 2018, the Company received $50,000 from the sale of 333,333 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholders to purchase 666,667 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share.

In May 2018, the Board approved the permanent appointment of Roy M. Harsch as Chairman of the Board of Directors and Calvin O’Harrow as Chief Executive Officer.

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

Description of Business

Background

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated financial statements for the three months ended December 31, 2016. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

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

In April 2018, the Company’s subsidiary, SCI, concluded licensing of a patent for technology that is the next generation of Stealth Mark. Working with researchers at the Oak Ridge National Labs, the patent signifies development of a new technology that will generate an invisible marking system with attributes currently unavailable in the anti-counterfeit marketplace today. The formula and techniques have been shown through extensive testing to be resilient to manufacturing processes and can be used on a wide range of materials from woven and non-woven fabrics, cardboard, metal, concrete, plastics, leather, wood, and paper. In addition, the complexity of the information that can be encoded with the system makes counterfeiting difficult.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2018 and 2017 was $41,250 and $134,225, respectively. The decrease of $92,795 was due to the decrease in revenues at PSI, as they had no revenue during the three months ended March 31, 2018, but had $112,000 of revenue during the three months ended March 31, 2017. Cost of sales for the three months ended March 31, 2018 and 2017, was $17,666 and $53,407, respectively. Gross profit for the three months ended March 31, 2018 and 2017, was $23,584 and $80,818, respectively. The gross profit decrease of $57,234 was due to the decrease in revenues of PSI during the three months ended March 31, 2018.

In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device’s efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer was satisfied with the first unit, PSI would receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, it passed their electrical safety inspection and they were ready to commence training. The pilot study lasted longer than expected but in favor of expanding the utilization of the PL 1000 to additional facilities affiliated with the hospital system. Units will be supplied to individual clinics on a scheduled basis predicated upon in-service and educational program coordination. The objective is to have all selected hospital system clinics equipped with the PL 1000 as medical staff become properly trained to treat previously identified skin conditions. The first shipment for the expanded program was completed in April 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were $561,317 and $609,624, respectively. The decrease in operating expenses of $48,307 was due primarily to the reduction of consulting and professional fees during the three months ended March 31, 2018.

Other Income (Expenses)

Other expenses during the three months ended March 31, 2018 consisted of $65,790 of amortization of debt discount, $158,400 relating to a loss on the modification of the conversion price on a convertible note payable, $5,445 relating to a loss on the modification of the exercise price on warrants in connection with the convertible note payable, $70,422 relating to financing costs and $9,788 of interest expense. There was no other income during the three months ended March 31, 2018. Other income during the three months ended March 31, 2017 consisted of $288,777 relating to a gain on the extinguishment of debt. There was no other expenses during the three months ended March 31, 2017.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2018 was $847,578, compared to a net loss from continuing operations of $240,029 for the three months ended March 31, 2017. The increase in the net loss of $607,549 was primarily due to the total of other expenses of $309,845 incurred in fiscal 2018, as compared to the total of other income of $288,777 in fiscal 2017, a total loss difference of $598,622. The increase in the net loss was also due to the decrease in revenues and gross profit in 2018, offset by the decrease in operating expenses in 2018.

Results of Operations for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2018 and 2017 was $67,750 and $237,350, respectively. The decrease of $103,125 was due to the decrease in revenues at PSI, as they had no revenue during the six months ended March 31, 2018, but had $196,000 of revenue during the six months ended March 31, 2017. Cost of sales for the six months ended March 31, 2018 and 2017, was $34,658 and $113,907, respectively. Gross profit for the six months ended March 31, 2018 and 2017, was $33,902 and $123,443, respectively. The gross profit decrease of $90,351 was primarily due to the decrease in revenues of PSI during the six months ended March 31, 2018.

In June 2017, PSI entered into a pilot program agreement with a Chicago government healthcare organization under which the customer purchased one Psoria Light (PL 1000) to conduct therapy and evaluate the device’s efficacy and functionality for a period of 60 days. Under the agreement, at the end of the pilot program, if the customer was satisfied with the first unit, PSI would receive a purchase order for an additional 15 units. PSI shipped the first unit to the customer in early August 2017, it passed their electrical safety inspection and they were ready to commence training. The pilot study lasted longer than expected but in favor of expanding the utilization of the PL 1000 to additional facilities affiliated with the hospital system. Units will be supplied to individual clinics on a scheduled basis predicated upon in-service and educational program coordination. The objective is to have all selected hospital system clinics equipped with the PL 1000 as medical staff become properly trained to treat previously identified skin conditions. The first shipment for the expanded program was completed in April 2018.

Operating Expenses

Operating expenses for the six months ended March 31, 2018 and 2017 were $895,480 and $1,026,187, respectively. The decrease in operating expenses of $130,707 was due primarily to the reduction of consulting and professional fees, and the reduction of costs relating to the development of the ActiveDutyTM product, during the six months ended March 31, 2018.

Other Income (Expenses)

Other expenses during the six months ended March 31, 2018 consisted of $135,837 of amortization of debt discount, $158,400 relating to a loss on the modification of the conversion price on a convertible note payable, $5,445 relating to a loss on the modification of the exercise price on warrants in connection with the convertible note payable, $70,422 relating to financing costs and $13,088 of interest expense. There was no other income during the six months ended March 31, 2018. Other income during the six months ended March 31, 2017 consisted of $288,777 relating to a gain on the extinguishment of debt. There was no other expenses during the six months ended March 31, 2017.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended March 31, 2018 was $1,245,580, compared to a net loss from continuing operations of $613,967 for the six months ended March 31, 2017. The increase in the net loss of $631,613 in 2018 was primarily due to the total of other expenses of $383,192 incurred in 2018, as compared to the total of other income of $288,777 in 2017, a total loss difference of $671,969. The increase in the net loss was also due to the decrease in revenues and gross profit in 2018, offset by the decrease in operating expenses in 2018.

Results of Operations by Segment

The Company currently maintains two business segments:

(i)	Medical Devices: which it provided through PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases; and

(ii)	Authentication and Encryption Products and Services: which it provided through SCI, its wholly-owned subsidiary that on April 4, 2014 acquired certain assets of SMI Holdings, Inc. d/b/a Stealth Mark, Inc., including Stealth Mark tradenames and marks, and related encryption and authentication solutions offering advanced product security technologies within the security and supply chain management vertical sectors.

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Operations by Segments

	For the Six Months Ended
	March 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	-	$36,000	$36,000
Consulting services	-	-	31,750	31,750
Total Sales	-	-	67,750	67,750

Cost of goods sold	-	-	34,658	34,658

Gross profit	-	-	33,092	33,092

Operating expenses	397,108	135,934	362,438	895,480

Loss from operations	$(397,108)	$(135,934)	$(329,346)	$(862,388)

Revenue for the Medical Devices segment for the six months ended March 31, 2017 was $196,000. The Medical Devices segment had no revenue, cost of sales or gross profit for the six months ended March 31, 2018. Cost of goods sold for the six months ended March 31, 2017 was $75,117. Gross profit for the six months ended March 31, 2017 was $120,883. Operating expenses for the six months ended March 31, 2018 and 2017 was $135,934 and $157,039, respectively. The decrease in operating expenses of $21,105 in 2017 was due primarily to the decrease in consulting fees. The loss from operations for the six months ended March 31, 2018 and 2017 was $135,934 and $36,156, respectively.

Revenue for the Authentication and Encryption segment for the six months ended March 31, 2018 and 2017 was $67,750 and $41,350, respectively. The increase of $26,400 was primarily due to the increase in trade sales during fiscal 2018. Cost of goods sold for the six months ended March 31, 2018 and 2017 was $34,658 and $38,790, respectively, and the gross profit was $33,092 and $2,560, respectively. The gross profit increase in fiscal 2018 was primarily due to the increase in sales in fiscal 2018. Operating expenses for the six months ended March 31, 2018 and 2017 was $362,438 and $300,538, respectively. The increase in operating expenses of $61,900 in fiscal 2018 was due primarily to the increase in consulting costs. The loss from operations for the six months ended March 31, 2018 and 2017 was $329,346 and $297,978, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2018 and 2017 was $397,108 and $568,610, respectively. The decrease in operating expenses of $171,502 in fiscal 2018 was due primarily to the decrease in professional and consulting fees. The loss from operations for the six months ended March 31, 2018 and 2017 was $397,108 and $568,610, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2018, the Company incurred a net loss of $1,245,580 and used cash in operations of $478,370, and had a shareholders’ deficit of $761,250 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2018, our cash balance was $40,413. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through debt and equity financing to fund our daily operations through next 12 months. During the six months ended March 31, 2018, the Company received $489,414 through debt financing and the exercise of stock warrants. However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Comparison of six months for the years ended March 31, 2018 and 2017

As of March 31, 2018, we had $40,413 in cash, negative working capital of $781,158 and an accumulated deficit of $20,310,695.

As of March 31, 2017, we had $29,369 in cash, negative working capital of $312,335 and an accumulated deficit of $19,132,557.

Cash flows used in operating activities

During the six months ended March 31, 2018, the Company used cash flows in operating activities of $478,370 compared to $682,812 used in the six months ended March 31, 2017. During the six months ended March 31, 2018, the Company incurred a net loss of $1,245,580 with $536,680 of non-cash expenses compared to a net loss of $684,890 and $79,307 of negative non-cash expenses during the six months ended March 31, 2017.

Cash flows used in investing activities

During the six months ended March 31, 2017, we had purchases of property and equipment of $2,250. During the six months ended March 31, 2018, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended March 31, 2018, we had proceeds from loans payable from officers and shareholders of $179,000, from a convertible note payable of $150,000 and from the exercise of stock warrants of $170,914. We used cash to repay loans payable from officers and shareholders of $10,500. During the six months ended March 31, 2017, we had proceeds loans payable from officers and shareholders of $30,000, from the sale of common stock and warrants of $424,600 and from the exercise of stock warrants of $428,015. We used cash to repay advances from a related party of $2,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission on February 20, 2018. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the six months ended March 31, 2018.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2017, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to the Company. Management evaluated the impact of its failure to have written documentation of its internal controls and procedures on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	The Company does not have sufficient segregation of duties so that one person can initiate, authorize and execute transactions.

4.	Lack of Board of Director approval of debt and equity instruments before issuance.

5.	Weaknesses in the controls over press releases before being disseminated.

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

Remediation of Material Weaknesses

The Company remediated certain of the material weaknesses in our disclosure controls and procedures identified above by adding independent directors and by hiring a CFO with SEC reporting experience. Effective November 17, 2017, the Board of Directors filled then existing vacancies in the Board by appointing each of the following persons as a member of the Board: William E. Kingsford; Thomas E. Scott, CPA; Paul D. Jones; and Roy M. Harsch, each to serve until the next annual meeting of the shareholders, or until his successor has been duly qualified and appointed. On December 1, 2017, the Board of Directors consisting of Andrew J. Kandalepas, Jay Joshi, M.D., Messrs. Kingsford, Scott, Jones, and Harsch, accepted the voluntary resignation of Mr. Kandalepas, as President, and appointed Mr. Jones as President. Mr. Kandalepas’ resignation and Mr. Jones’ appointment were effective immediately. On February 5, 2018, the Board of Directors appointed Calvin R. O’Harrow as Chief Operating Officer and a member of the Board. It accepted the resignation of Andrew J. Kandalepas as Chief Financial Officer (CFO) and Principal Accounting Officer (PAO) and appointed Douglas W. Samuelson, CPA, as CFO and PAO. It also removed Jay Joshi, M.D., as a Director. The Board of Directors also appointed a Compensation Committee consisting of Messrs. Jones, Scott and Kingsford. On April 17, 2018, Mr. Kandalepas voluntarily resigned as an officer and Director and agreed to provide transition services to Calvin R. O’Harrow and Roy M. Harsch, who have been appointed to serve as CEO and Chairman, respectively, from the date of Mr. Kandalepas’ resignation and until appointment of permanent successors.

The company has implemented the following corporate policies to remediate the noted material weaknesses:

● All Debt agreements must be approved by the Board

● All Equity grants must be approved by the Board

● All Officers must have an agreement approved by the Board

● All employees must have a written agreement

● Consultant agreements with payments totaling over $20,000 must be approved by the Board

● Create a Board compensation plan

● Create an Audit Committee with an Audit Committee Charter

● Create a policy for Board approval on cash disbursements over $20,000

● Create a policy to ensure no one at any entity can initiate a payment to themselves

● Create controls over all Press Releases

● Ensure the Company will only work with licensed dealer/brokers relating to the sale of equity instruments

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Only in accordance with authorizations of management and directors of the issuer; and Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2017, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this Report.

Management’s Remediation Initiatives

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

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and our CEO, Mr. Kandalepas, based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to our CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018.  Pursuant to the Settlement, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Settlement imposes no financial penalties or sanctions against the Company. On April 13, 2018, the SEC filed a separate complaint against our CEO in the U.S. District Court for the Northern District of Illinois. It asserts the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. The SEC seeks a permanent injunction, disgorgement including prejudgment interest, a civil penalty, an officer-and-director bar, and a penny stock bar.

Mr. Kandalepas intends to contest the allegations against him. He has voluntarily resigned as an officer and director. He has agreed to provide transition services to Calvin R. O’Harrow and Roy M. Harsch, who have been appointed to serve as CEO and Chairman, respectively. Mr. Kandalepas will remain with the Company to serve as Executive Director of Corporate Business Development.

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

WELLNESS CENTER USA, INC.

Date: May 15, 2018	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: May 15, 2018	By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer and Chief Accounting Officer
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	May 15, 2018

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	May 15, 2018
Douglas W. Samuelson

/s/ Roy M. Harsch	Chairman	May 15, 2018
Roy M. Harsch

/s/ Paul D. Jones	Director, President	May 15, 2018
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	May 15, 2018
Thomas E. Scott

/s/ William E. Kingsford	Director	May 15, 2018
William E. Kingsford

