Form 10-Q
period 2018-06-30
Wellness Center USA, Inc.
filed 2018-08-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

WELLNESS CENTER USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2980395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL	60169
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of June 30, 2018 was 99,114,180.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2018

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$17,202	$29,369
Accounts receivable	-	24,999
Inventories	12,014	12,335
Prepaid expenses and other current assets	3,862	1,751
Total Current Assets	33,078	68,454

Property and equipment, net	2,883	5,126
Other assets	16,760	16,760
Total Other Assets	19,643	21,886

TOTAL ASSETS	$52,721	$90,340

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$467,578	$203,367
Accrued payroll - officers	-	13,440
Deferred revenue	46,848	55,098
Convertible notes payable	90,558	49,884
Loans payable from officers and shareholders	59,000	59,000
Total Current Liabilities	663,984	380,789

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 99,114,180 and 90,284,916 shares issued and outstanding, respectively	99,114	90,285
Additional paid-in capital	21,998,585	19,069,211
Accumulated deficit	(22,326,311)	(19,132,557)
Total Wellness Center USA shareholders’ equity (deficit)	(228,612)	26,939

Non-controlling interest	(382,651)	(317,388)
Total Shareholder’s deficit	(611,263)	(290,449)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$52,721	$90,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Sales:
Trade	$60,500	$5,000	$96,500	$214,100
Consulting services	11,000	14,125	42,750	42,375
Total Sales	71,500	19,125	139,250	256,475

Cost of goods sold	16,967	15,844	51,625	129,751

Gross profit	54,533	3,281	87,625	126,724

Operating expenses	837,368	588,010	1,732,848	1,614,197

Loss from operations	(782,835)	(584,729)	(1,645,223)	(1,487,473)

Other income (expenses)
Amortization of debt discount	(69,837)	-	(205,674)	-
Gain on extinguishment of debt	-	-	-	288,777
Loss on modification of conversion price on convertible note payable	-	-	(158,400)	-

Loss on modification of exercise price on warrants in connection with convertible note payable	-	-	(5,445)	-
Financing costs	(720,517)	-	(790,939)	-
Interest expense	(7,248)	-	(20,336)	-
Total other income (expenses)	(797,602)	-	(1,150,211)	288,777

LOSS FROM CONTINUING OPERATIONS	(1,580,437)	(584,729)	(2,826,017)	(1,198,696)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(53,150)	-	(124,073)

NET LOSS	(1,580,437)	(637,879)	(2,826,017)	(1,322,769)

Net loss (gain) attributable to non-controlling interest	(2,179)	52,711	65,263	53,809

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(1,582,616)	(585,168)	(2,760,754)	(1,268,960)

Deemed dividend relating to settlement with shareholder	(433,000)	-	(433,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,015,616)	$(585,168)	$(3,193,754)	$(1,268,960)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	95,906,597	88,328,386	92,912,125	84,652,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Common stock issued for cash	333,333	333	49,667	-	50,000	-	50,000

Exercise of stock warrants	1,407,619	1,407	169,507	-	170,914	-	170,914

Fair value of common stock issued for services	770,000	770	110,530	-	111,300	-	111,300

Shares issued upon conversions of note payable	1,745,631	1,746	172,817	-	174,563	-	174,563

Shares issued upon conversion of loans payable from officers and shareholders	3,019,165	3,019	403,981	-	407,000	-	407,000

Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	-	-	30,583	-	30,583	-	30,583

Fair value of warrants issued as an inducement for conversion of loans payable from officers and shareholders	-	-	689,934	-	689,934	-	689,934

Fair value of vested stock options	-	-	486,642	-	486,642	-	486,642

Fair value of common stock issued in connection with convertible note payable	486,849	487	69,935	-	70,422	-	70,422

Fair value of shares and warrants issued upon settlement of Favored Nation clause	1,066,667	1,067	431,933	(433,000)	-	-	-

Discount on convertible note payable due to beneficial conversion and warrants	-	-	150,000	-	150,000	-	150,000

Loss on modification of conversion price and exercise price on warrants in connection with convertible note payable	-	-	163,845	-	163,845	-	163,845

Net loss for the nine months ended June 30, 2018	-	-	-	(2,760,754)	(2,760,754)	(65,263)	(2,826,017)

Balance, June 30, 2018 (Unaudited)	99,114,180	$99,114	$21,998,585	$(22,326,311)	$(228,612)	$(382,651)	$(611,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,826,017)	$(1,322,769)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	124,073
Depreciation expense	2,243	8,112
Amortization of debt discount	205,674	-
Gain on extinguishment of debt	-	(288,777)
Fair value of common shares issued for services	111,300	59,000
Fair value of stock options issued for services	486,642	193,556
Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	30,583	-
Fair value of warrants issued upon conversion of loans payable from officers and shareholders	689,934	-
Loss on modification of conversion price on convertible note payble	158,400	-

Loss on modification of exercise price on warrants in connection with convertible note payble	5,445	-
Fair value of common stock issued in connection with convertible note payable	70,422	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	24,999	(75,424)
Inventories	321	66,859
Prepaid expenses and other current assets	(2,111)	24,748
(Decrease) Increase in:
Accounts payable and accrued expenses	273,774	(176,390)
Accrued payroll taxes	-	(37,436)
Accrued payroll - officers	(13,440)	(16,472)
Deferred revenue	(8,250)	(30,527)
Net cash used in operating activities from continuing operations	(790,081)	(1,471,447)
Net cash used in operating activities from discontinued operations	-	(6,489)
Net cash used in operating activities	(790,081)	(1,477,936)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(1,945)
Net cash used in investing activities from continuing operations	-	(1,945)
Net cash used in investing activities from discontinued operations	-	(1,704)
Net cash used in investing activities	-	(3,649)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	427,500	30,000
Repayment of loans payable from officers and shareholders	(20,500)	-
Proceeds from convertible note payable	150,000	-
Repayment of advances from related party	-	(2,001)
Proceeds from the sale of common stock and warrants	50,000	884,600
Exercise of stock warrants	170,914	517,110
Net cash provided by financing activities	777,914	1,429,709

Net decrease in cash	(12,167)	(51,876)

Cash beginning of period	29,369	81,749
Cash end of period	$17,202	$29,873

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Debt discount on convertible note payable	$150,000	$-
Conversion of convertible note payable and accrued interest into common shares	$174,563	$-
Conversion of loans payable from officers and shareholders into common shares	$407,000	$-
Non-controlling interest’s share in losses of a subsidiary	$65,263	$53,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated statement of operations for the three and nine months ended June 30, 2017. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2018, the Company incurred a net loss from continuing operations of $2,826,017 and used cash in operations from continuing operations of $790,081 and had a shareholders’ deficit of $611,263 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $17,202. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2018, the Company received $777,914 through debt financing, the sale of common stock and warrants and the exercise of stock warrants.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation(date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015	50%

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

Income (Loss) per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2018 and 2017, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2018 and 2017, the dilutive impact of outstanding stock options for 17,890,000 and 6,210,000 shares, respectively, and outstanding warrants for 69,022,753 and 65,012,515 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at June 30, 2018 and 2017 was $46,848 and $55,098, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures but does not believe the adoption of this standard will have a material effect on the Company, if any.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2017, the Company entered into an agreement with Dr. Jay Joshi to sell 100% of the issued and outstanding shares of NPC Inc. (“NPC”) to Dr. Joshi. As part of the agreement, Dr. Joshi and NPC released the Company from any and all liabilities, claims and obligations of the Company in favor of Dr. Joshi or NPC and arising from or relating to the operation of the NPC business. Also as part of the agreement, Dr. Joshi’s employment agreement with NPC was terminated and all assets and liabilities of NPC were transferred to Dr. Joshi as of the date of the agreement, including $365,459 of accrued compensation and shareholder advances owed to Dr. Joshi by NPC. The Company agreed to sell NPC to Dr. Joshi so that it could focus on its other business segments, PSI and Stealth Mark, which are technology companies, while NPC was a service business. Further, the elimination of the underlying NPC liabilities to Dr. Joshi will significantly improve Wellness Center Inc.’s financial position. As part of the agreement, the Company agreed to issue Dr. Joshi stock options to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share. Dr. Joshi continued to serve on the Company’s board of directors until February 5, 2018. During the year ended September 30, 2017, the Company recorded a $252,508 gain relating to this transaction.

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Components of the statement of operations relating to NPC for the three and nine months ended June 30, 2017, were as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2017

Total Sales	$9,351	$86,753

Operating expenses	62,501	210,826

Loss from discontinued operations	$(53,150)	$(124,073)

NOTE 4 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

At September 30, 2017, loans payable from officers and shareholders of $59,000 consisted of two unsecured note agreements issued in 2014 totaling to $9,000, and two short-term unsecured loans issued in fiscal 2017 totaling to $50,000. The loans issued in 2014 have no stated interest rate and are due on demand. The loans issued in 2017 have an interest rate of eight percent per annum and are due one year from the date of issuance. During the nine months ended June 30, 2018, the Company borrowed $427,500 under 21 short-term, unsecured loans. The loans have an interest rate of eight percent and are due one year from the date of issuance. During the nine months ended June 30, 2018, the Company repaid $20,500 of the loans payable and $407,000 were converted into 3,019,165 shares of the Company’s common stock. In connection with the conversion of the loans payable, the Company issued warrants to purchase 6,038,336 shares of common stock to the holders as an inducement to convert. The warrants expire five years from the date of grant and have exercise prices of $0.14 and $0.18 per share. The fair value of the warrants of $689,934 was recorded as financing costs during the three and nine months ended June 30, 2018 and was based on a probability affected Black-Scholes Merton option pricing model with stock prices of $0.13 and $0.14, volatility of 124.60 and 124.73% and risk-free rates of 2.37% and 2.43%. In addition to the warrants, the Company offered certain loan holders, who were not officers or directors, to convert at a rate below the market price of the stock on the date of conversion. An aggregate of 218,452 additional common shares were issued to these loan holders with a value of $30,583 on the date of conversion. The Company recorded the amount as financing costs during the three and nine months ended June 30, 2018. As of June 30, 2018, loans payable from officers and shareholders of $59,000 were outstanding.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AGREEMENTS

	June 30, 2018	September 30, 2017
Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	165,000	-
Debt discount – unamortized balance	(74,442)	(115,116)
Convertible notes payable, net	$90,558	$49,884

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

On the date of the agreement, the closing price of the common stock was $0.31 per share. As the conversion price embedded in the note agreement was below the trading price of the common stock on the date of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance. The Company recognized a debt discount at the date of issuance in the aggregate amount of $150,000 related to the relative fair value of the warrants and beneficial conversion features, which comprised $94,704 related to the intrinsic value of beneficial conversion features and $55,296 related to the relative fair value of the warrants. The aggregate fair value of the warrants of $87,582 was based on Black-Scholes Merton option pricing model with a stock price of $0.31, volatility of 139.98% and risk-free rate of 1.28%. The unamortized balance of the debt discount at September 30, 2017 was $115,116.

NOTE 5 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

The agreement also included a clause that allowed for the individual to receive additional shares if the price of the stock declined as of February 28, 2018 (the maturity date). The price of the stock on that date was $0.12 per share, causing the Company to issue the individual an additional 186,849 shares of its common stock. The Company recorded a financing cost of $22,422 relating to the issuance of these shares.

On March 5, 2018, the Company modified the conversion price on the note payable from $0.25 per share to $0.10 per share. On that date, the reduction in the conversion price allowed for the individual to convert an additional 990,000 shares with a fair value of $0.16 per share. The total amount of expense the Company recognized relating to the modification was $158,400. Also on March 5, 2018, the Company modified the exercise price on the attached warrants from $0.50 per share to $0.20 per share. The total amount of the cost the Company recognized relating to the modification was $5,445. The maturity date of the note was also extended until April 30, 2018.

During the nine months ended June 30, 2018, the individual converted $165,000 of the convertible note payable and $9,563 of accrued interest into 1,745,631 shares of the Company’s common stock. During the nine months ended June 30, 2018, the Company amortized the remaining $115,116 of debt discount, leaving no unamortized balance at June 30, 2018.

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

The Company calculated the related fair value of the warrants issued to the noteholder to be $55,032 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $94,968 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $165,000 relating to the $15,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). During the three and nine months ended June 30, 2018, the Company amortized $69,837 and $90,558, respectively, of debt discount, leaving an unamortized balance of $74,442 at June 30, 2018.

In addition, the Company recorded an additional finance cost of $48,000 related to the fair value of the 300,000 shares of common stock granted at the date issuance.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Shares Issued for Cash

During the nine months ended June 30, 2018, the Company received $50,000 from the sale of 333,333 shares of its common stock. In connection with the sale, the Company issued warrants to the shareholder to purchase 666,667 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share.

Common Shares Issued for Services

During the nine months ended June 30, 2018, the Company issued 770,000 shares of its common stock valued at $111,300 for services provided by WCUI and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance.

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Common Shares Issued in Connection with the Settlement of an Equity Agreement

In 2017, the Company completed a sale of common stock and warrants with a subscriber whereby the Company sold to the subscriber 1,600,000 shares of common stock and warrants to acquire 1,600,000 shares of common at a price of $0.40 per share, for total purchase consideration of $400,000 ($0.25 per unit). The subscription agreement also included a favored nation clause that in the event a subsequent private offering occurs at a price less than $.25 per share that was paid by the subscriber, then the subscriber’s stock unit price shall be proportionately adjusted to the identical ration of 40% discount of the market price in the date of the subscription agreement. Upon issuance of the instrument, no liability for the favored nation clause was considered necessary as it was determined that ASC 480-10 did not apply as it is a conditional obligation embedded in a share.

During the period, the Company sold 333,333 shares of common stock at $0.15 per share and a warrant to acquire 666,667 shares of common stock at $0.18 per share to an investor that triggered the Favored Nation Clause. To avoid the issuance of any future potential shares, the Company and the subscriber entered in an agreement on May 15, 2018 whereby the Company would issue an additional 1,066,667 shares common stock to the subscriber, cancel the previously issued 1,600,000 warrants, and issue a new warrant to acquire 5,334,334 shares of common stock at $.18 per share.

To account for the settlement, the Company determined that other than par value, no other value would be ascribed to the additional 1,066,667 shares of common stock that were issued and due under the favored nations clause for the reasons detailed above. The Company also determined that it should record the incremental difference of $433,000 between the fair value of the canceled warrant of $185,000 and the fair value of new warrant of $618,000 at the date of the agreement. Given that no services were provided to the Company, the difference in fair value of the warrants before and after the modification was treated as a deemed dividend.

Stock Options

On December 22, 2010, effective retroactively as of June 30, 2010, the Company’s Board of Directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent. The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. Effective January 1, 2018, the Board of Directors approved to increase the number of authorized shares of the Company’s common stock that may be subject to, or issued pursuant to, the terms of the plan from 7,500,000 to 30,000,000.

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

On January 1, 2018, the Company entered into employment agreements with three employees of SCI. Under the agreements, the Company issued options to purchase a combined total of 1,775,000 shares of its common stock with a fair value of $290,568. The options are exercisable over a term of five years, with an exercise price of $0.19. The Company valued the options using a Black-Scholes option pricing model. A combined total of 675,000 shares vested in equal amounts over a three-month period, starting on January 1, 2018, with the remainder vesting in equal amounts over the following one year and two months. During the three months ended June 30, 2018, an additional 250,000 shares also vested. On May 1, 2018, the Company entered into an employment agreement with one employee of SCI. Under the agreement, the Company issued an option to purchase 250,000 shares of its common stock with a fair value of $29,600. The options are exercisable over a term of five years, with an exercise price of $0.14. The Company valued the options using a Black-Scholes option pricing model. A total of 100,000 shares vest in equal amounts over a three-month period, starting on May 1, 2018, with the remainder vesting in equal amounts over the following one year and two months. During the three months ended June 30, 2018, 66,667 shares vested.

During the three and nine months ended June 30, 2018, the Company recorded $46,480 and $156,977, respectively, of stock compensation for the value of the options, and as of June 30, 2018, unvested compensation of $163,190 remained that will be amortized over the remaining vesting period.

Further, beginning on January 1, 2018, they will be granted additional stock options to purchase up to an aggregate total of 275,000 shares of the Company’s common stock each quarter. The options are exercisable over a five year period, are issuable on the last day of each quarter ending and vest immediately on the date of grant. All options accelerate and become fully vested upon the sale or change of control of the Company. During the nine months ended June 30, 2018, the Company issued options to purchase 525,000 shares of its common stock to the employees with an exercise price of $0.12 and $0.13 per share. During the three and nine months ended June 30, 2018, the Company valued the options using a Black-Scholes option pricing model and recorded $27,940 and $55,341, respectively, of stock compensation for the value of the options vested.

In April 2018, the Company granted options to purchase 8,480,000 shares of its common stock to its officers, directors and two of its corporate employees with a fair value of $1,000,640. The options have an exercise price of $0.14 per share and expire five years from the date of grant. All of the shares will vest ratably on a monthly basis over 36 months. Also in April 2018, the Company granted options to purchase 1,230,000 shares of its common stock to an officer and a corporate employee with a fair value of approximately $145,140. The options have an exercise price of $0.14 per share and expire five years from the date of grant. All of the shares vested immediately. On June 30, 2018, the Company granted an option to purchase 37,500 shares of its common stock to a corporate employee with a fair value of approximately $3,809. The options have an exercise price of $0.14 per share and expire five years from the date of grant. All of the shares vested immediately. During the three and nine months ended June 30, 2018, the Company recorded $274,324 of stock compensation for the value of the options, and as of June 30, 2018, unvested compensation of $730,125 remained that will be amortized over the remaining vesting period.

The assumptions used for options granted during the nine months ended June 30, 2018 are as follows:

Exercise price	$ 0.13 - 0.19
Expected dividends	-
Expected volatility	123.8% - 130.2%
Risk free interest rate	2.01% - 2.43%
Expected life of options	2.5

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Options (continued)

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2018:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2017	6,822,500	$ 0.10 - 2.00	$0.51	$1,865,628
Granted	11,067,500	0.12 - 0.19	0.15	1,379,861
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, June 30, 2018	17,890,000	$ 0.10 – 2.00	$0.29	$3,245,489
Vested and exercisable, June 30, 2018	10,654,882	$ 0.10 – 2.00	$0.29	$2,128,918

Unvested, June 30, 2018	7,235,118	$ 0.14 – 0.19	$0.18	$1,116,571

The aggregate intrinsic value for option shares outstanding at June 30, 2018 was $3,875, and as of June 30, 2018, unvested compensation of $893,315 remained that will be amortized over the remaining vesting period.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.10 - 0.39	14,367,500	4.28	$0.15	7,132,382	3.72	$0.15
0.40 - 0.99	2,122,500	0.80	0.40	2,122,500	0.80	0.40
1.00 - 1.99	750,000	2.50	1.00	750,000	2.50	1.00
2.00	650,000	2.50	2.00	650,000	2.50	2.00
$0.01 - 2.00	17,890,000	3.73	$0.29	10,654,882	2.93	$0.18

As of June 30, 2018, there were 12,110,000 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the nine months ended June 30, 2018, the Company issued warrants to purchase 12,698,337 shares with exercise prices ranging from $0.14 to $0.20 per share in connection with the conversion of loans payable from officers and shareholders (see Note 4), the issuance of a convertible note payable (see Note 5) and the issuance of shares relating to an equity investment. The warrants expire five years from the date of grant.

During the nine months ended June 30, 2018, warrants to purchase 1,407,619 shares of the Company’s common stock were exercised for $170,914.

NOTE 6 – SHAREHOLDERS’ DEFICIT (CONTINUED)

Stock Warrants (continued)

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219
Granted	12,698,337	0.14 - 0.20	0.17	132,000
Cancelled	(1,600,000)	-	-	-
Exercised	(1,407,619)	0.12 – 0.15	0.12	-
Expired	(4,829,270)	0.30 – 0.45	0.43	-
Balance, June 30, 2018	69,022,753	$0.12 - 1.00	$0.21	$2,283,219
Vested and exercisable, June 30, 2018	69,022,753	$0.12 - 1.00	$0.21	$2,283,219

Unvested, June 30, 2018	-	$-	$-	$-

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2018.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	55,221,778	2.92	$0.15	55,221,778	2.92	$0.15
0.21 – 0.49	9,341,237	1.97	0.33	9,341,237	1.97	0.33
0.50 – 1.00	4,459,738	0.21	0.75	4,459,738	0.21	0.75

$0.12 – 1.00	69,022,753	2.60	$0.21	69,022,753	2.60	$0.21

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

NOTE 7 – SEGMENT REPORTING (CONTINUED)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segments

	June 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$2,152	$7,429	$7,621	$17,202
Inventories	-	-	12,014	12,014
Prepaid expenses and other current assets	-	-	3,862	3,862

Total current assets	2,152	7,429	23,497	33,078

Property and equipment, net	-	-	2,883	2,883
Other assets	15,000	1,760	-	16,760

Total other assets	15,000	1,760	2,883	19,643

TOTAL ASSETS	$17,152	$9,189	$26,380	$52,721

Wellness Center USA, Inc.

Operations by Segments

	For the Nine Months Ended
	June 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	45,000	$51,500	$96,500
Consulting services	-	-	42,750	42,750
Total Sales	-	45,000	94,250	139,250

Cost of goods sold	-	-	51,625	51,625

Gross profit	-	45,000	42,625	87,625

Operating expenses	940,169	176,859	615,820	1,732,848

Loss from operations	$(940,169)	$(131,859)	$(573,195)	$(1,645,223)

NOTE 7 – SEGMENT REPORTING (CONTINUED)

Wellness Center USA, Inc.

Operations by Segments

	For the Nine Months Ended
	June 30, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$18,100	$214,100
Consulting services	-	-	42,375	42,375
Total Sales	-	196,000	60,475	256,475

Cost of goods sold	-	75,117	54,634	129,751

Gross profit	-	120,883	5,841	126,724

Operating expenses	816,849	297,087	500,261	1,614,197

Loss from operations	$(816,849)	$(176,204)	$(494,420)	$(1,487,473)

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

In June, 2015, the Company and its then CEO received a formal order of investigation from the Chicago Regional Staff of the SEC. The Company and its then CEO cooperated and delivered requested documents, testimony, and tolling agreements.

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and its then CEO based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to said CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Offer”) through an administrative cease and desist action on November 17, 2017. Pursuant to the Offer, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Offer imposes no financial penalties or sanctions against the Company. On April 12, 2018, the Company’s Offer was accepted by the SEC. The said CEO did not join in the Offer and continues to contest the allegations against him in a separate complaint filed against him in the U.S. District Court for the Northern District of Illinois. He has voluntarily resigned as an officer and director, but continues to serve as Executive Director of Corporate Business Development.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company received $30,000 from the sale of 200,000 shares of its common stock to one of its officers and received another $30,000 from the sale of 200,000 shares of its common stock to an individual. In connection with the sales, the Company issued warrants to each of the shareholders to purchase 400,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share.

Subsequent to June 30, 2018, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $110,000. Net proceeds received by the Company under the agreement were $100,000. In connection with the agreement, the Company issued the individual 200,000 restricted shares of its common stock and warrants to purchase 440,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.15 per share. The note matures in February 2019, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. On the date of the agreement, the closing price of the common stock was $0.18 per share. As the conversion price embedded in the note agreement was below the trading price of the common stock on the date of issuance, a beneficial conversion feature (BCF) was recognized at the date of issuance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2018 and 2017 was $71,500 and $19,125, respectively. The increase of $52,375 was primarily due to the increase in revenues at PSI, as they had no revenue during the three months ended June 30, 2017, but had $45,000 of revenue during the three months ended June 30, 2018. Cost of sales for the three months ended June 30, 2018 and 2017, was $16,967 and $15,844, respectively. Gross profit for the three months ended June 30, 2018 and 2017, was $54,533 and $3,281, respectively. The gross profit increase of $51,252 was due to the increase in revenues of PSI during the three months ended June 30, 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were $837,368 and $588,010, respectively. The increase in operating expenses of $249,358 was due primarily to the increase in stock compensation expense during the three months ended June 30, 2018.

Other Income (Expenses)

Other expenses during the three months ended June 30, 2018 consisted of $69,837 of amortization of debt discount, $720,517 of financing costs relating to the fair value of warrants issued upon conversion of loans payable to officers and shareholders and $7,248 of interest expense. There was no other income during the three months ended June 30, 2018. There was no other income or expenses during the three months ended June 30, 2017.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended June 30, 2018 was $1,580,437, compared to a net loss from continuing operations of $584,729 for the three months ended June 30, 2017. The increase in the net loss of $995,708 was primarily due to the total of other expenses of $797,602 incurred in fiscal 2018, as compared to no other income or expenses in fiscal 2017, plus the increase in operating expenses of $249,358 in 2018.

Results of Operations for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2018 and 2017 was $139,250 and $256,475, respectively. The decrease of $117,225 in 2018 was due to the decrease in revenues at PSI, as they had $45,000 of revenues during the nine months ended June 30, 2018, but had $196,000 of revenue during the nine months ended June 30, 2017. Cost of sales for the nine months ended June 30, 2018 and 2017, was $51,625 and $129,751, respectively. Gross profit for the nine months ended June 30, 2018 and 2017, was $87,625 and $126,724, respectively. The gross profit decrease of $39,099 was primarily due to the decrease in revenues of PSI during the nine months ended June 30, 2018.

Operating Expenses

Operating expenses for the nine months ended June 30, 2018 and 2017 were $1,732,848 and $1,614,197, respectively. The increase in operating expenses of $118,651 in 2018 was primarily due to the increase in stock compensation expenses in 2018, offset by the reduction of consulting and professional fees during the nine months ended June 30, 2018.

Other Income (Expenses)

Other expenses during the nine months ended June 30, 2018 consisted of $205,674 of amortization of debt discount, $158,400 relating to a loss on the modification of the conversion price on a convertible note payable, $5,445 relating to a loss on the modification of the exercise price on warrants in connection with the convertible note payable, $790,939 of financing costs, primarily relating to the fair value of warrants issued upon conversion of loans payable to officers and shareholders and $20,336 of interest expense. There was no other income during the nine months ended June 30, 2018. Other income during the nine months ended June 30, 2017 consisted of $288,777 relating to a gain on the extinguishment of debt. There was no other expenses during the nine months ended June 30, 2017.

Net Loss from Continuing Operations

Our net loss from continuing operations for the nine months ended June 30, 2018 was $2,826,017 compared to a net loss from continuing operations of $1,198,696 for the nine months ended June 30, 2017. The increase in the net loss of $1,627,321 in 2018 was primarily due to the total of other expenses of $1,180,794 incurred in 2018, as compared to the total of other income of $288,777 in 2017, a total loss difference of $1,438,988. The increase in the net loss was also due to the decrease in revenues and gross profit in 2018 and the increase in operating expenses in 2018.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Operations by Segments

	For the Nine Months Ended
	June 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	45,000	$51,500	$96,500
Consulting services	-	-	42,750	42,750
Total Sales	-	45,000	94,250	139,250

Cost of goods sold	-	-	51,625	51,625

Gross profit	-	45,000	42,625	87,625

Operating expenses	940,169	176,859	615,820	1,732,848

Loss from operations	$(940,169)	$(131,859)	$(573,195)	$(1,645,223)

Wellness Center USA, Inc.

Operations by Segments

	For the Nine Months Ended
	June 30, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$196,000	$18,100	$214,100
Consulting services	-	-	42,375	42,375
Total Sales	-	196,000	60,475	256,475

Cost of goods sold	-	75,117	54,634	129,751

Gross profit	-	120,883	5,841	126,724

Operating expenses	816,849	297,087	500,261	1,614,197

Loss from operations	$(816,849)	$(176,204)	$(494,420)	$(1,487,473)

Revenue for the Medical Devices segment for the nine months ended June 30, 2018 and 2017 was $45,000 and $196,000, respectively. The Medical Devices segment had no cost of sales for the nine months ended June 30, 2018. Cost of goods sold for the nine months ended June 30, 2017 was $75,117. Gross profit for the nine months ended June 30, 2018 and 2017 was $45,000 and $120,883, respectively. The decrease in gross profit of $75,883 in 2018 was due to the decrease in revenues. Operating expenses for the nine months ended June 30, 2018 and 2017 was $176,859 and $297,087, respectively. The decrease in operating expenses of $120,228 in 2018 was due primarily to the decrease in consulting fees. The loss from operations for the nine months ended June 30, 2018 and 2017 was $131,859 and $176,204, respectively.

Revenue for the Authentication and Encryption segment for the nine months ended June 30, 2018 and 2017 was $94,250 and $60,475, respectively. The increase of $33,775 was primarily due to the increase in trade sales during fiscal 2018. Cost of goods sold for the nine months ended June 30, 2018 and 2017 was $51,625 and $54,634, respectively, and the gross profit was $42,625 and $5,841, respectively. The gross profit increase of $36,784 in 2018 was primarily due to the increase in sales in fiscal 2018. Operating expenses for the nine months ended June 30, 2018 and 2017 was $615,820 and $500,261, respectively. The increase in operating expenses of $115,559 in fiscal 2018 was due primarily to the increase in consulting costs and professional fees. The loss from operations for the nine months ended June 30, 2018 and 2017 was $573,195 and $494,420, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2018 and 2017 was $940,169 and $816,849, respectively. The increase in operating expenses of $123,320 in fiscal 2018 was due primarily to the increase in stock compensation expenses. The loss from operations for the nine months ended June 30, 2018 and 2017 was $940,169 and $816,849, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2018, the Company incurred a net loss from continuing operations of $2,826,017 and used cash from operations of $790,081, and had a shareholders’ deficit of $611,263 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2018, our cash balance was $17,202. Our current cash on hand is not sufficient to maintain our daily operations for the next 12 months unless the Company is able to generate positive cash flows from operating activities. If needed, management intends to raise additional capital through debt and equity financing to fund our daily operations through next 12 months. During the nine months ended June 30, 2018, the Company received $777,914 through debt financing and the exercise of stock warrants. However no assurance can be given that we will be successful in raising sufficient capital through debt or equity financing, or that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed during next 12 months. Any failure to secure sufficient debt or equity financing may force the Company to modify its business plan. In addition, we have incurred recurring losses from inception and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Comparison of nine months for the periods ended June 30, 2018 and 2017

As of June 30, 2018, we had $17,202 in cash, negative working capital of $630,906 and an accumulated deficit of $22,326,311.

As of June 30, 2017, we had $49,465 in cash, negative working capital of $447,321 and an accumulated deficit of $18,810,787.

Cash flows used in operating activities

During the nine months ended June 30, 2018, the Company used cash flows in operating activities from continuing operations of $790,081 compared to $1,471,447 used in the nine months ended June 30, 2017. During the nine months ended June 30, 2018, the Company incurred a net loss of $2,826,017 with $1,760,643 of non-cash expenses compared to a net loss of $1,322,769 and $95,964 of non-cash expenses during the nine months ended June 30, 2017.

Cash flows used in investing activities

During the nine months ended June 30, 2017, we had purchases of property and equipment from continuing operations of $1,945. During the nine months ended June 30, 2018, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the nine months ended June 30, 2018, we had proceeds from loans payable from officers and shareholders of $427,500, from a convertible note payable of $150,000, from the sale of common stock of $50,000 and from the exercise of stock warrants of $170,914. We used cash to repay loans payable from officers and shareholders of $20,500. During the nine months ended June 30, 2017, we had proceeds loans payable from officers and shareholders of $30,000, from the sale of common stock and warrants of $884,600 and from the exercise of stock warrants of $517,110. We used cash to repay advances from a related party of $2,001.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission on February 20, 2018. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the nine months ended June 30, 2018.

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

The company has implemented the following corporate policies to remediate the noted material weaknesses:

●	All Debt agreements must be approved by the Board
●	All Equity grants must be approved by the Board
●	All Officers must have an agreement approved by the Board
●	All employees must have a written agreement
●	Consultant agreements with payments totaling over $20,000 must be approved by the Board
●	Creation of a Board compensation plan
●	Creation of an Audit Committee with an Audit Committee Charter
●	Creation of a policy for Board approval on cash disbursements over $20,000
●	Creation of a policy to ensure no one at any entity can initiate a payment to them selves
●	Creation of controls over all Press Releases
●	Ensure the Company will only work with licensed dealer/brokers relating to the sale of equity instruments

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

In June, 2015, the Company and its then CEO received a formal order of investigation from the Chicago Regional Staff of the SEC. The Company and its then CEO cooperated and delivered requested documents, testimony, and tolling agreements.

In May, 2017, the Staff issued a Wells Notice stating its preliminary determination to recommend an enforcement action against the Company and its then CEO based on possible violations of Section 17(a) of the Securities Act, Sections 15 (a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. The Staff would allege, among other things, that periodic reports issued during 2013 and 2014 were misleading because they failed to disclose or mischaracterized as “salary”, “prepayments” or “loans,” several payments totaling $450,000 made to said CEO during those years without prior Board approval; that two press releases issued in 2015 touted shipments of several Psoria-Light devices that were not closed sales; and that we used an unregistered broker-dealer to identify and solicit potential investors during 2013, 2015 and 2017.

Subsequent discussions resulted in our submission of an Offer of Settlement (“Offer”) through an administrative cease and desist action on November 17, 2017. Pursuant to the Offer, we neither admit nor deny any of the proposed allegations, but are enjoined from violating the above-referenced Sections and Rule. The Offer imposes no financial penalties or sanctions against the Company. On April 12, 2018, the Company’s Offer was accepted by the SEC. The said CEO did not join in the Offer and continues to contest the allegations against him in a separate complaint filed against him in the U.S. District Court for the Northern District of Illinois. He has voluntarily resigned as an officer and director, but continues to serve as Executive Director of Corporate Business Development.

Item1A. Risk Factors

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

WELLNESS CENTER USA, INC.

Date: August 15, 2018	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: August 15, 2018	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	August 15, 2018

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	August 15, 2018
Douglas W. Samuelson

/s/ Roy M. Harsch	Chairman	August 15, 2018
Roy M. Harsch

/s/ Paul D. Jones	Director, President	August 15, 2018
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	August 15, 2018
Thomas E. Scott

/s/ William E. Kingsford	Director	August 15, 2018
William E. Kingsford

