Form 10-K
period 2018-09-30
Wellness Center USA, Inc.
filed 2019-01-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ended March 31, 2018: $10,313,724.

As of September 30, 2018, the registrant had 100,952,569 shares of its common stock issued and outstanding.

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

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2018 and 2017.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is a wholly-owned subsidiary of the Company.

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

NPC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and was operated as a wholly-owned subsidiary of the Company.

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2018 and 2017.

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It is a Tennessee-based provider of: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDuty™).

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

ActiveDuty™

SCI’s ActiveDuty™ data intelligence services offer unique, unprecedented, actionable technology for industries, companies, and agencies on a global scale. Comprised of a suite of powerful analytical tools, including artificial intelligence and social-psychology, the service provides timely and actionable intelligence to clients. ActiveDuty™ is adaptable to a broad spectrum of illicit activities within both private and public sectors such as, but not limited to, counterfeiting, sex and human trafficking, money laundering, and a variety of other markets.

The proprietary algorithmic architecture of ActiveDuty™ creates the first systemic reporting mechanism to deliver strategic and tactical results supported by an intense worldwide analysis of patterns of human behavior. The ActiveDuty™ global framework is heuristic in nature, capable of comprehending big data across the digital spectrum and speaks all the major languages. Up until now, there has not existed a unified system that could actively measure this lifecycle that is a collection of discreet and seemingly random behaviors of criminals anywhere within the digital domain. Criminals change their identities but not their basic behaviors.

During the period covered by this Report, SCI was managed by its CEO, Ricky Howard. Mr. Howard brought to SCI over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. In November 2018, Mr. Howard passed away suddenly and Mr. O’Harrow took over operations of SCI’s business on an interim basis.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2018, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We rely upon the current executive management of PSI and SCI to operate their respective business operations. Employment agreements with any key management personnel will not guarantee that any such personnel will remain affiliated with us.

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

PSI AND SCI HAVE LIMITED EXPERIENCE IN MARKETING THEIR RESPECTIVE PRODUCTS AND SERVICES.

PSI and SCI each has undertaken initial, limited marketing efforts for their respective products and services. Their sales and marketing personnel will compete against the experienced and well-funded sales organizations of competitors. Their revenues and ability to achieve profitability will depend largely on the effectiveness of their respective sales and marketing personnel. Each will face significant challenges and risks related to marketing its services, including, but not limited to, the following:

●	the ability to obtain access to or persuade adequate numbers of healthcare providers or clients to purchase and use their respective products and services;
●	the ability to recruit, properly motivate, retain, and train adequate numbers of qualified sales and marketing personnel;
●	the costs associated with hiring, training, maintaining, and expanding an effective sales and marketing team; and
●	assuring compliance with applicable government regulatory requirements.

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

The markets for our subsidiaries’ respective products and services are highly competitive and are significantly affected by new treatment and product introductions. Direct competitors may enjoy competitive advantages, including:

●	established service and product lines with proven results;
●	brand awareness;
●	name recognition;
●	established product acceptance by healthcare providers and clients;
●	established relationships with healthcare providers and clients;
●	integrated distribution networks; and
●	greater financial resources for product development, sales and marketing, and patent litigation.

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

WE MAY BECOME INVOLVED IN FUTURE LITIGATION OR CLAIMS THAT MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

Healthcare providers and clients that use our subsidiaries’ products or services may bring product liability or other claims against us. To limit such exposure, each subsidiary plans to develop a comprehensive training and education program for persons using their respective products and services. There can be no assurance that such training and education programs will help avoid complications resulting from any provision of products or services. In addition, although they may provide such training and education, they may not be able to ensure proper provision of products or services in each instance and may be unsuccessful at avoiding significant liability exposure as a result. While we may currently maintain and plan to continue to maintain liability insurance in amounts we consider sufficient, such insurance may prove insufficient to provide coverage against any or all asserted claims. In addition, experience ratings and general market conditions may change at any time so as to render us unable to obtain or maintain insurance on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

●	the diversion of management’s time and attention from our business and operations;
●	the expenditure of large amounts of cash on legal fees, expenses and payment of settlements or damages;
●	decreased demand for our products and services; and
●	negative publicity and injury to our reputation.

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

WE PLAN TO RELY ON THIRD PARTY DISTRIBUTORS FOR PSI SALES, MARKETING AND DISTRIBUTION ACTIVITIES IN FOREIGN COUNTRIES.

Although we plan to market and sell our products and services directly through sales representatives in the domestic market, we plan to rely on third party distributors to sell, market, and distribute the Psoria-Light device in selected international markets. Because we intend to rely on third party distributors for sales, marketing and distribution activities in international markets, we will be subject to a number of risks associated with our dependence on these third party distributors, including:

●	lack of day-to-day control over the activities of third-party distributors;
●	third-party distributors may not fulfill their obligations to us or otherwise meet our expectations;
●	third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control; and
●	disagreements with our distributors could require or result in costly and time-consuming litigation or arbitration.

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

Our commercial success will depend largely on our ability to obtain and maintain patent protection and intellectual property protection covering certain aspects of the technology that we intend to utilize in the development and commercialization of PSI’s initial medical device product, the Psoria-Light, and existing and future SCI products, to obtain and maintain patent and intellectual property protection for any other products that we may develop and seek to market. In order to protect our competitive position for the Psoria-Light, SCI products, and any other products that we may develop and seek to market, we, or our executive officers, as the case may be, will have to:

●	prevent others from successfully challenging the validity or enforceability of our issued, pending, or licensed patents (if any);
●	prevent others from infringing upon, our issued, pending, or licensed patents (if any) and our other proprietary rights;
●	operate our business, including the production, sale and use of the Psoria-Light, SCI encryption products, and any other products, without infringing upon the proprietary rights of others;
●	successfully enforce our rights to issued, pending, or licensed patents (if any) against third parties when necessary and appropriate; and
●	obtain and protect commercially valuable patents or the rights to patents both domestically and abroad.

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

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We presently are listed on the NASD OTCQB Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will maintain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of “bid” and “ask” quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly reduced price.

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

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern.

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

Common Stock

During the year ended September 30, 2016, the Company was authorized by its Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. During the year ended September 30, 2017, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through a filing of a Certificate of Amendment on January 12, 2017. As of September 30, 2018 and 2017 there were 100,952,569 and 90,284,916 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2018 and 2017, 17,946,667 and 6,822,500 shares, respectively, were outstanding under the 2010 Option Plan.

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

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2018 and 2017.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is a wholly-owned subsidiary of the Company. During the period covered by this Report, PSI was operated by Psoria Development Company LLC, an Illinois limited liability company (“PDC”), a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”). In December 2018, the PDC Joint Venture Agreement was terminated. Further development, marketing, licensing and/or sales of PSI Technology and products is expected to be conducted through NEO, the joint venture between the Company, PSI and PSI Gen 2 Funding, Inc., an Illinois corporation (“GEN2”).

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

In November, 2018, the Company and PSI entered into a Joint Venture Agreement, effective as of November 15, 2018, with Gen 2, to further development, marketing, licensing and/or sale of PSI technology and products. The Joint Venture will be conducted through NEO PHOTOTHERAPY, LLC, a recently formed Illinois limited liability company (“NEO”).

PSI and GEN2 will be members of NEO, owning 58.5% and 28.0%, respectively, of the limited liability interests (“Units”) issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants retained from time to time by NEO in connection with the Venture. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI Technology to NEO and GEN2 will contribute $700,000.00, through the period ending January 31, 2019. No distributions will be made prior to the date upon which NEO has realized and retained cumulative Net Income/Distributable Cash in the amount of $300,000.00. Thereafter, such distributions will be made only to GEN2, through and including the date upon which GEN2 has received cumulative distributions in the amount of $700,000.00. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

GEN2 shareholders include several Company shareholders, officers and directors, including Calvin R. O’Harrow and Roy M. Harsch. The Joint Venture Agreement governs the transactions described therein and the discussion set forth herein is qualified in its entirety by reference thereto.

NPC

NPC was incorporated under the laws of the state of Nevada on January 24, 2014. It is an Illinois-based management services provider. It was acquired by the Company on February 28, 2014 and is operated as a wholly-owned subsidiary of the Company.

On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated financial statements for the years ended September 30, 2018 and 2017.

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It is a Tennessee-based provider of: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDuty™).

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

ActiveDuty™

SCI’s ActiveDuty™ data intelligence services offer unique, unprecedented, actionable technology for industries, companies, and agencies on a global scale. Comprised of a suite of powerful analytical tools, including artificial intelligence and social-psychology, the service provides timely and actionable intelligence to clients. ActiveDuty™ is adaptable to a broad spectrum of illicit activities within both private and public sectors such as, but not limited to, counterfeiting, sex and human trafficking, money laundering, and a variety of other markets.

The proprietary algorithmic architecture of ActiveDuty™ creates the first systemic reporting mechanism to deliver strategic and tactical results supported by an intense worldwide analysis of patterns of human behavior. The ActiveDuty™ global framework is heuristic in nature, capable of comprehending big data across the digital spectrum and speaks all the major languages. Up until now, there has not existed a unified system that could actively measure this lifecycle that is a collection of discreet and seemingly random behaviors of criminals anywhere within the digital domain. Criminals change their identities but not their basic behaviors.

During the period covered by this Report, SCI was managed by its CEO, Ricky Howard. Mr. Howard brought to SCI over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. In November 2018, Mr. Howard passed away suddenly and Mr. O’Harrow took over operations of SCI’s business on an interim basis.

Management

On February 5, 2018, the Board of Directors appointed Calvin R. O’Harrow as Chief Operating Officer and a member of the Board. It accepted the resignation of Andrew J. Kandalepas, as Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), and appointed Douglas Samuelson as CFO and CAO. In April 2018, Mr. Kandalepas resigned as Chief Executive Officer (CEO) and in May 2018, the Board approved the permanent appointment of Calvin O’Harrow as CEO.

Calvin O’Harrow started his career as a successful entrepreneur and moved on to a 34-year tenure as financial advisor at a prominent national wirehouse and wealth management firm, where he established unique team concepts designed to reward team members for their continued relationships with longstanding clients. Beyond this success, he has also been involved in several non-profit organizations and held a variety of positions in finance, sales and management. Mr. O’Harrow has a B.S. from the University of Wisconsin, Madison.

Doug Samuelson, CPA, brings over 20 years of experience in public accounting, including serving as CFO, Director and Controller in both private and publicly traded companies. In the past, he provided contract CFO services and assisted public companies with their Sarbanes-Oxley (SOX) compliance. He has worked for major accounting firms, including Arthur Andersen LLP and Cohn Reznick LLP. Mr. Samuelson received his B.S. degree in Accounting from the University of Utah and his M.S. degree in Computer Science from California State University, Northridge.

On January 12, 2015, the Company entered into the PDC Joint Venture Agreement with TMA to further develop, market, license and/or sell PSI technology and products. In December 2018, the PDC Joint Venture Agreement was terminated. Further development, marketing, licensing and/or sales of PSI Technology and products is expected to be conducted through NEO, the joint venture between the Company, PSI and GEN2.

During the period covered by this Report, Mr. Ricky Howard managed SCI’s business. Mr. Howard brought to SCI over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He joined Stealth Mark as V.P. of Operations at the early stage of development in 2006 and played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. In November 2018, Mr. Howard passed away suddenly and Mr. O’Harrow took over operations of SCI’s business on an interim basis.

Results of Operations for the year ended September 30, 2018 compared to the year ended September 30, 2017

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2018 and 2017 was $213,723 and $272,724, respectively. The decrease of $59,001 was due to the decrease in trade sales in 2018 in the Medical Devices segment. Reported sales in 2018 and 2017 are also affected by the sale of NPC Inc. during 2017, which has been accounted for as a discontinued operation.

Cost of sales for the years ended September 30, 2018 and 2017, was $79,960 and $146,944, respectively. Gross profit for the years ended September 30, 2018 and 2017, was $133,763 and $125,780, respectively. The gross profit increase of $7,983 in 2018 was due to the Medical Device segment not having cost of sales relating to their sales, as their inventory had been written-off in previous years.

Operating Expenses

Operating expenses for the years ended September 30, 2018 and 2017 was $2,226,362 and $2,129,184, respectively. The increase in operating expenses of $97,178 was due to the increase in operating expenses at SCI and at the corporate segment, offset by the decrease in operating expenses at the Medical Device segment. The increase in expenses at SCI and at the corporate segment primarily related to the increase in stock compensation expenses. Stock compensation expenses totaled to $612,503 and $326,359 during the years ended September 30, 2018 and 2017, respectively.

We recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern.

Other Income (Expenses)

Other expenses during the year ended September 30, 2018 consisted of $318,038 of amortization of debt discount, $158,400 relating to a loss on the modification of the conversion price on a convertible note payable, $5,445 relating to a loss on the modification of the exercise price on warrants in connection with the convertible note payable, $891,583 of financing costs, primarily relating to the fair value of warrants issued upon conversion of loans payable to officers and shareholders, and $27,354 of interest expense. There was no other income during the year ended September 30, 2018. Other income during the year ended September 30, 2017 consisted of $288,777 relating to a gain on the extinguishment of debt. Other expenses during the year ended September 30, 2017 consisted of $49,884 of amortization of debt discount, $51,150 of financing costs and $2,351 of interest expense.

Loss from Continuing Operations

Our loss from continuing operations for the years ended September 30, 2018 and 2017 was $3,493,419 and $1,818,012, respectively. The increase in the net loss from continuing operations of $1,675,407 was primarily due to total other income in 2017 of $185,392, compared to total other expenses in 2018 of $1,400,820, relating to non-cash charges.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Operations by Segments

	For the Year Ended
	September 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$95,023	$140,023
Consulting services	-	-	73,700	73,700
Total Sales	-	45,000	168,723	213,723

Cost of goods sold	-	-	79,960	79,960

Gross profit	-	45,000	88,763	133,763

Operating expenses	1,179,937	224,196	822,229	2,226,362

Loss from operations	$(1,179,937)	$(179,196)	$(733,466)	$(2,092,599)

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

Revenue for the Medical Devices segment for the years ended September 30, 2018 and 2017 was $45,000 and $180,999, respectively. The decrease of $135,999 was due to the decrease in sales of their Psoria-Light devices. Cost of sales for the year ended September 30, 2017 was $71,827. There were no cost of sales for the year ended September 30, 2018, as their inventory had been written-off in previous years. Gross profit for the years ended September 30, 2018 and 2017 was $45,000 and $109,172, respectively. The decrease in gross profit of $64,172 was due to the decreased sales in 2018. Operating expenses for the years ended September 30, 2018 and 2017 was $224,196 and $436,557, respectively. The decrease in operating expenses of $212,361 in 2018 was due primarily to the decrease in consulting fees and contract labor. The loss from operations for the years ended September 30, 2018 and 2017 was $179,196 and $327,385, respectively.

Revenue for the Authentication and Encryption segment for the years ended September 30, 2018 and 2017 was $168,723 and $91,725, respectively. The increase of $76,998 was primarily due to the increase in trade sales. Cost of goods sold for the years ended September 30, 2018 and 2017 was $79,960 and $75,117, respectively. Gross profit for the years ended September 30, 2018 and 2017 was $88,763 and $16,608, respectively. The increase in gross profit of $72,155 was primarily due to the increase in sales. Operating expenses for the years ended September 30, 2018 and 2017 was $822,229 and $626,400, respectively. The increase in operating expenses of $195,829 was due primarily to the increase in consulting costs and professional fees in 2018. The loss from operations for the years ended September 30, 2018 and 2017 was $733,466 and $609,792, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the years ended September 30, 2018 and 2017 was $1,179,937 and $1,066,227, respectively. The increase in operating expenses in 2018 of $113,710 was primarily due to the increase in stock compensation expenses. The loss from operations for the years ended September 30, 2018 and 2017 was $1,179,937 and $1,066,227, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2018, the Company incurred a loss from continuing operations of $3,493,419 and used cash in operations from continuing operations of $1,037,073, and had a shareholders’ deficit of $825,160 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $4,210. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2018, the Company received $1,032,414 through the issuance of its common stock, the exercise of stock warrants and through debt offerings.

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

Comparison of years ended September 30, 2018 and 2017

As of September 30, 2018, we had $4,210 in cash, negative working capital of $844,539 and an accumulated deficit of $22,974,740.

As of September 30, 2017, we had $29,369 in cash, negative working capital of $312,335 and an accumulated deficit of $19,132,557.

Cash flows used in operating activities

During the year ended September 30, 2018, the Company used cash flows in operating activities from continuing operations of $1,037,073, compared to $1,634,176 used in the year ended September 30, 2017. During the year ended September 30, 2018, the Company incurred a net loss of $3,493,419 and had non-cash expenses of $2,099,776, compared to a net loss of $1,712,980 and non-cash expenses of $183,209 during the year ended September 30, 2017.

Cash flows used in investing activities

During the year ended September 30, 2017, we had purchases of property and equipment from continuing operations of $1,945. During the year ended September 30, 2018, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the year ended September 30, 2018, we had proceeds from loans payable from officers and shareholders of $434,500, from convertible notes payable of $250,000, from the sale of common stock and warrants of $177,000 and from the exercise of stock warrants of $170,914. We used cash to repay loans payable from officers and shareholders of $20,500. During the year ended September 30, 2017, we had proceeds from loans payable from officers and shareholders of $50,000, from a convertible note payable of $150,000, from the sale of common stock and warrants of $884,600 and from the exercise of stock warrants of $626,622. We used cash to repay advances from a related party of $13,041.

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

In addition to the foregoing, Stealth Mark devoted substantial effort and resources to develop and advance micro-particle security technologies in support of its business activities. Protection of the acquired Stealth Mark intellectual property is maintained through a combination of Patents, Trademarks, and Trade Secrets consisting of the following:

U.S. Patent	Issued	“Title” – Summary

No. 6,647,649	November 18, 2003	“Micro-particle Taggant Systems” - Generation of Micro-particle codes from marks containing encrypted Micro-particles.

No. 7,720,254	May 18, 2010	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating Micro-particle marks.

No. 7,831.042	November 9, 2010	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of mark.

No. 7,885,428	February 8, 2011	“Automatic Micro-particle Mark Reader” - Automatic readers for interrogating micro-particle marks (broadened protection).

No. 8,033,450	October 11, 2011	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

No. 8,223,964	July 17, 2012	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of micro-particle mark to protect against counterfeiting of marks (broadened protection).

Europe WO/EP Patent	Issued	“Title” – Summary

Appl. No. 07753043.4	Pending	“Expression Codes For Micro-particle Marks Based On Signature Strings” - Generation of expression codes (“fingerprints”) unique to each micro-particle mark to protect against counterfeiting of marks.

Appl. No. 07753034.3	Pending	“Three-Dimensional Authentication Of Micro-particle Mark - Validation of 3D nature of Micro-particle mark to protect against counterfeiting of mark.

Trademarks	Type	Countries

Stealth Mark®	Registered	United States European Community Australia

StealthFire	Not Registered	United States European Community

ActiveDuty™	Not Registered	United States

Trade Secrets

Stealth Mark proprietary technologies and capabilities being maintained as Trade Secrets include, but are not limited to:

●	Micro-particle Manufacturing
●	Micro-particle Color Systems
●	Technology advancements providing improvements in Automatic Reader performance
●	Software solutions supporting Micro-particle security solutions
●	Algorithms, artificial intelligence, and technologies related to Data Intelligence

We will assess the need for any additional patent, trademark or copyright applications, franchises, concessions royalty agreements or labor contracts on an ongoing basis.

Employees

We currently employ our executive officers. PSI has several independent contractors; SCI has one part-time employee and independent contractors.

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

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise, and/or hiring an experienced employee with SEC reporting experience to assist the CFO, in the future when working capital permits and by working with our independent registered public accounting firm and refining our disclosure controls and procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2018, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2018.

To address the material weaknesses set forth in item (2) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function, when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording and review of transactions and financial statements, and (iii) the custody of assets. Second, we will create an accounting position to focus on standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 2019, when funding is available. Additionally, we plan to test our updated controls and remediate our deficiencies by September 2020.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Calvin R. O’Harrow	69	Chief Executive Officer, Chief Operating Officer, Director	May 2018

Douglas W. Samuelson	59	Chief Financial Officer	Feb 2018

Paul D. Jones	74	Director, President	Dec 2017

Thomas E. Scott	61	Director, Secretary	Dec 2017

William E. Kingsford	75	Director	Dec 2017

Roy M. Harsch	72	Director, Chairman	Dec 2017

Andrew J. Kandalepas	67	Former Chairman, CEO and CFO	June 2010

Dr. Jay Joshi, M.D.	42	Former Director, Secretary, President, NPC	Feb. 2014

Ricky Howard (1)	65	Former President and CEO, SCI	April 2014

(1) Ricky Howard passed away suddenly in November 2018.

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

Certain Legal Proceedings

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern.

In periodic reports on Forms 10-K and 10-Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8-K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The Form 8-K also disclosed that on April 13, 2018, the SEC filed a separate complaint against the CEO in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also bars him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Calvin R. O’Harrow	2018	0	0	0	1,800,000	0	0	0
Chief Executive Officer, Director	2017	0	0	0	0	0	0	0

Douglas W. Samuelson	2018	0	0	0	1,730,000	0	0	0
Chief Financial Officer	2017	0	0	0	30,000	0	0	0

Paul D. Jones	2018	0	0	0	1,050,000	0	0	0
Director, President	2017	0	0	0	0	0	0	0

Thomas E. Scott	2018	0	0	0	750,000	0	0	0
Director, Secretary	2017	0	0	0	0	0	0	0

William E. Kingsford	2018	0	0	0	600,000	0	0	0
Director	2017	0	0	0	0	0	0	0

Roy M. Harsch	2018	0	0	0	750,000	0	0	0
Director, Chairman	2017	0	0	0	0	0	0	0

Andrew J. Kandalepas,	2018	182,375	0	0	1,300,000	0	0	0
Former Chairman and CEO (1)	2017	250,000	0	0	0	0	0	0

Dr. Jay Joshi, Director,	2018	-	0	0	-	0	0	0
Former President, NPC, Inc. (2)	2017	200,000	0	0	500,000	0	0	0

Rick Howard, President,	2018	130,000	0	0	1,150,000	0	0	0
Former CEO of StealthCo	2017	120,000	0	0	250,000	0	0	0

(1)	Upon formation, the Company issued to the Company’s founder (i) 3,665,000 shares of its common stock valued at par, or $3,665 and (ii) an option to purchase 1,600,000 shares of its common stock with an exercise price of $0.01 per share expiring five (5) years from the date of issuance valued at nil, on the date of grant, as officer’s compensation. In 2016, the Company determined a loan due from the Chairman was impaired and the remaining outstanding amount of $187,163 was considered as additional compensation to the Chairman.
(2)	On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, Inc. In February 2018, Dr. Joshi was removed from the Company’s Board of Directors.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Employment Agreements

On July 1, 2014, the Company entered into an employment agreement (the “Agreement”) with Ricky Howard, (the “Executive”). The Executive’s employment under this Agreement commenced on the date thereof, and continued in effect until January 1, 2018 at which time it was extended for a period of three years. The Executive was engaged to serve as the Chief Executive Officer of the Company’s wholly-owned Subsidiary “StealthCo,” with a base annual salary of $130,000, beginning January 1, 2018, subject to increase, but not decrease, from time to time by the CEO and/or the Board of Directors of the Company. In November 2018, Mr. Howard passed away suddenly and Mr. O’Harrow took over operations of SCI’s business on an interim basis.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Calvin R. O’Harrow, CEO, COO and Director	9,183,000	300,000	11,791,112	21,274,112	11.8%

Douglas W. Samuelson, CFO	250,000	480,000	400,000	1,130,000	0.6%

Paul D. Jones, President, Director	1,263,305	175,000	1,111,111	2,549,416	1.4%

Thomas E. Scott, Secretary, Director	849,710	125,000	463,333	1,438,043	0.8%

William E. Kingsford, Director	1,933,778	100,000	2,338,731	4,372,509	2.4%

Roy M. Harsch, Director, Chairman	1,553,254	125,000	1,605,397	3,283,651	1.8%

Officers and Directors as a group	15,033,047	1,305,000	17,709,684	34,047,731	18.8%

Total issued and outstanding	100,952,569	11,693,095	67,907,728	180,553,392	100.00%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc. 2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169.
(2)	Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2018. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the period covered by this Report, related parties with whom the Company had transactions were:

Loans from Officers and Shareholders

During the year ended September 30, 2017, the Company borrowed $20,000 and $30,000 from two separate shareholders. The short-term loans are unsecured, have no stated interest rate and are due on demand. As of September 30, 2017, loans payable to shareholders of $59,000 were outstanding.

During the year ended September 30, 2018, the Company borrowed $434,500 under 22 short-term, unsecured loans. The loans have an interest rate of eight percent and are due one year from the date of issuance. During the year ended September 30, 2018, the Company repaid $20,500 of the loans payable and $407,000 were converted into 2,800,713 shares of the Company’s common stock. In connection with the conversion of the loans payable, the Company issued warrants to purchase 6,038,336 shares of common stock to the holders as an inducement to convert. The warrants expire five years from the date of grant and have exercise prices of $0.14 and $0.18 per share. The fair value of the warrants of $689,934 was recorded as financing costs during the year ended September 30, 2018 and was based on a probability affected Black-Scholes Merton option pricing model with stock prices of $0.13 and $0.14, volatility of 124.60% and 124.73% and risk-free rates of 2.37% and 2.43%. In addition to the warrants, the Company offered certain loan holders, who were not officers or directors, to convert at a rate below the market price of the stock on the date of conversion. An aggregate of 218,452 additional common shares were issued to these loan holders with a value of $30,583 on the date of conversion. The Company recorded the amount as financing costs during the year ended September 30, 2018. As of September 30, 2018, loans payable from officers and shareholders of $66,000 were outstanding.

Common shares issued for cash from Officer

During the year ended September 30, 2018, the Company received $30,000 from the sale of 200,000 shares of its common stock from one of its officers. In connection with the sale, the Company issued a warrant to the officer to purchase 400,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and has an exercise price of $0.18 per share.

Compensation of Former Chairman and Chief Executive Officer

During the years ended September 30, 2018 and 2017, the Company’s former Chairman and Chief Executive Officer, Andrew J. Kandalepas, was paid compensation of $182,375 and $250,000, respectively. During the year ended September 30, 2018, he was also granted stock options to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.14 per share. The options expire five years from the date of grant and the shares will vest in various periods. Mr. Kandalepas resigned as an officer and director in April 2018. As of September 30, 2018 and 2017, $81,965 and $13,440 of accrued compensation was owed to Mr. Kandalepas.

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of director’s increases.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended September 30, 2018 and 2017:

Fees	2018	2017

Audit fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$90,000

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

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee’s responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

5.6	Employment Agreement dated as of January 1, 2018 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.6 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.7	Employment Agreement dated as of January 1, 2018 by and between Lee Anne Patterson and Wellness Center USA, Inc.		Exhibit 5.7 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.8	Employment Agreement dated as of January 1, 2018 by and between Richard Neal and Wellness Center USA, Inc.		Exhibit 5.8 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015
10.9	Joint Venture Agreement dated as of November 15, 2018 by and between PSI Gen 2 Funding, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.9 to the Registrant’s Form 8-K filed on November 15, 2018
21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

101.INS	XBRL Instance Document **	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document **	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **	X

(*)	Filed herewith.
(**)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: January 15, 2019	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: January 15, 2019	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	January 15, 2019
Calvin R. O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	January 15, 2019
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	January 15, 2019
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	January 15, 2019
Thomas E. Scott

/s/ William E. Kingsford	Director	January 15, 2019
William E. Kingsford

/s/ Roy M. Harsch	Director	January 15, 2019
Roy M. Harsch

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wellness Center USA, Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2018, and incurred a net loss and utilized cash in operating activities during the year ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, California
January 15, 2019

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30,
	2018	2017
ASSETS
Current Assets
Cash	$4,210	$29,369
Accounts receivable	-	24,999
Inventories	-	12,335
Prepaid expenses and other current assets	1,550	1,751
Total Current Assets	5,760	68,454

Property and equipment, net	2,619	5,126
Other assets	16,760	16,760
Total Other Assets	19,379	21,886

TOTAL ASSETS	$25,139	$90,340

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$572,753	$203,367
Accrued payroll - officers	-	13,440
Deferred revenue	8,624	55,098
Convertible notes payable	202,922	49,884
Loans payable from officers and shareholders	66,000	59,000
Total Current Liabilities	850,299	380,789

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 100,952,569 and 90,284,916 shares issued and outstanding, respectively	100,952	90,285
Additional paid-in capital	22,450,252	19,069,211
Accumulated deficit	(22,974,740)	(19,132,557)
Total Wellness Center USA shareholders’ equity (deficit)	(423,536)	26,939

Non-controlling interest	(401,624)	(317,388)
Total Shareholder’s deficit	(825,160)	(290,449)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$25,139	$90,340

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30,
	2018	2017
Sales:
Trade	$140,023	$209,599
Consulting services	73,700	63,125
Total Sales	213,723	272,724

Cost of goods sold	79,960	146,944

Gross profit	133,763	125,780

Operating expenses	2,226,362	2,129,184

Loss from operations	(2,092,599)	(2,003,404)

Other income (expenses)
Amortization of debt discount	(318,038)	(49,884)
Gain on extinguishment of debt	-	288,777
Loss on modification of conversion price on convertible note payable	(158,400)	-
Loss on modification of exercise price on warrants in connection with convertible note payable	(5,445)	-
Financing costs	(891,583)	(51,150)
Interest expense	(27,354)	(2,351)
Total other income (expenses)	(1,400,820)	185,392

LOSS FROM CONTINUING OPERATIONS	(3,493,419)	(1,818,012)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(147,476)
Gain from sale of discontinued operations	-	252,508
Income (loss) from discontinued operations	-	105,032

NET LOSS	(3,493,419)	(1,712,980)

Net loss attributable to non-controlling interest	84,236	122,250

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(3,409,183)	(1,590,730)

Deemed dividend relating to settlement with shareholder	(433,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,842,183)	$(1,590,730)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.04)	$(0.02)
Income (loss) per share from discontinued operations	$-	$0.00
Net loss per share	$(0.04)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	94,475,383	86,002,821

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statement of Shareholders’ Deficit

	Common Stock		Additional Paid-in	Shares to be Issued		Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit	Interest	Total

Balance, September 30, 2016	74,968,352	$74,969	$16,464,896	5,048,650	$442,400	$(17,541,827)	$(559,562)	$(195,138)	(754,700)

Issuance of common stock issuable	5,048,650	5,048	437,352	(5,048,650)	(442,400)	-	-	-	-

Common stock issued for cash	5,837,500	5,837	878,763	-	-	-	884,600	-	884,600

Exercise of stock warrants	4,065,414	4,066	622,556	-	-	-	626,622	-	626,622

Retirement of common stock in legal settlement	(250,000)	(250)	250	-	-	-	-	-	-

Fair value of vested stock options	-	-	326,359	-	-	-	326,359	-	326,359

Fair value of common stock issued for services	450,000	450	138,050	-	-	-	138,500	-	138,500

Fair value of common stock issued in connection with convertible note payable	165,000	165	50,985	-	-	-	51,150	-	51,150

Discount on convertible note payable due to beneficial conversion and warrants	-	-	150,000	-	-	-	150,000	-	150,000

Net loss for the year ended September 30, 2017	-	-	-	-	-	(1,590,730)	(1,590,730)	(122,250)	(1,712,980)

Balance, September 30, 2017	90,284,916	90,285	19,069,211	-	-	(19,132,557)	26,939	(317,388)	(290,449)

Common stock issued for cash	1,614,286	1,614	175,386	-	-	-	177,000	-	177,000

Exercise of stock warrants	1,407,619	1,407	169,507	-	-	-	170,914	-	170,914

Fair value of common stock issued for services	770,000	770	110,530	-	-	-	111,300	-	111,300

Shares issued upon conversions of note payable	1,745,631	1,746	172,817	-	-	-	174,563	-	174,563

Shares issued upon conversion of loans payable from officers and shareholders	2,800,713	3,019	403,981	-	-	-	407,000	-	407,000

Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	218,452	-	30,583	-	-	-	30,583	-	30,583

Fair value of warrants issued as an inducement for conversion of loans payable from officers and shareholders	-	-	689,934	-	-	-	689,934	-	689,934

Fair value of vested stock options	-	-	612,503	-	-	-	612,503	-	612,503

Fair value of common stock issued in connection with convertible note payable	747,751	748	113,591	-	-	-	114,339	-	114,339

Fair value of shares and warrants issued upon settlement of favored nation clause	1,066,667	1,067	431,933	-	-	(433,000)	-	-	-

Fair value of shares and warrants issued to a stockholder upon settlement	296,534	296	56,431	-	-	-	56,727	-	56,727

Discount on convertible note payable due to beneficial conversion and warrants	-	-	250,000	-	-	-	250,000	-	250,000

Loss on modification of conversion price and exercise price on warrants in connection with convertible note payable	-	-	163,845	-	-	-	163,845	-	163,845

Net loss for the year ended September 30, 2018	-	-	-	-	-	(3,409,183)	(3,409,183)	(84,236)	(3,493,419)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	-	$-	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,493,419)	$(1,712,980)

Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Gain from sale of discontinued operations		(252,508)
Loss from discontinued operations	-	147,476
Depreciation expense	2,507	11,125
Amortization of debt discount	318,038	49,884
Gain on extinguishment of debt	-	(288,777)
Fair value of common shares issued for services	111,300	138,500
Fair value of common stock issued in connection with convertible note payable		51,150
Fair value of stock options and warrants issued for services	612,503	326,359
Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	30,583	-
Fair value of warrants issued upon conversion of loans payable from officers and shareholders	689,934	-
Loss on modification of conversion price on convertible note payble	158,400	-
Loss on modification of exercise price on warrants in connection
with convertible note payble	5,445	-
Fair value of common stock issued in connection with convertible note payable	114,339	-
Fair value of additional shares and warrants issued to a stockholder	56,727	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	24,999	(24,999)
Inventories	12,335	66,834
Prepaid expenses and other current assets	201	24,883
(Decrease) Increase in:
Accounts payable and accrued expenses	378,948	(102,959)
Accrued payroll taxes	-	(37,436)
Accrued payroll - officers	(13,440)	(8,451)
Deferred revenue	(46,473)	(22,277)
Net cash used in operating activities from continuing operations	(1,037,073)	(1,634,176)
Net cash used in operating activities from discontinued operations	-	(112,466)
Net cash used in operating activities	(1,037,073)	(1,746,642)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(1,945)
Net cash used in investing activities from continuing operations	-	(1,945)
Net cash used in investing activities from discontinued operations	-	(1,704)
Net cash used in investing activities	-	(3,649)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	434,500	50,000
Repayment of loans payable from officers and shareholders	(20,500)	-
Proceeds from convertible note payable	250,000	150,000
Repayment of advances from related party	-	(13,041)
Common stock issued for cash	177,000	884,600
Exercise of stock options and warrants	170,914	626,622
Net cash provided by financing activities	1,011,914	1,698,181

Net decrease in cash	(25,159)	(52,110)

Cash beginning of period	29,369	81,749
Cash end of period	$4,210	$29,639

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Debt discount on convertible note payable	$250,000	$150,000
Conversion of convertible note payable and accrued interest into common shares	$174,563	$-
Conversion of loans payable from officers and shareholders into common shares	$407,000	$-
Non-controlling interest’s share in losses of a subsidiary	$84,236	$122,250
Conversion of accrued interest into common shares	$9,563	$-

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”), and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the consolidated statement of operations for the year ended September 30, 2017. See Note 3 for details relating to the sale.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2018, the Company incurred a loss from continuing operations of $3,493,419 and used cash in operations from continuing operations of $1,037,073, and had a shareholders’ deficit of $825,160 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $4,210. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2018, the Company received $1,032,414 through the sale of its common stock, the exercise of stock warrants and from debt offerings.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended September 30, 2018 and 2017, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2018 and 2017, the dilutive impact of outstanding stock options for 17,946,667 and 6,822,500 shares, respectively, and outstanding warrants for 67,907,728 and 64,161,304 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i)	Sale of products: The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, provisions are made for returns, if necessary. Historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii)	Consulting services: Revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2018 and 2017 was $8,624 and $55,098, respectively.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At September 30, 2018 and 2017, no allowance for doubtful accounts and returns was considered necessary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. At September 30, 2017, primarily all of the inventories totaling to $12,335 consisted of finished goods. At September 30, 2018, the Company’s net inventories had no value. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. During the year ended September 30, 2018, the Company provided a reserve of $12,335 that is included in cost of goods sold to account for its estimate of slow moving and obsolete inventory.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2018 and 2017.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures but does not believe the adoption of this standard will have a material effect on the Company, if any.

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

NOTE 3 – DISCONTINUED OPERATIONS

On August 11, 2017, the Company entered into an agreement with Dr. Jay Joshi to sell 100% of the issued and outstanding shares of NPC Inc. (“NPC”) to Dr. Joshi. As part of the agreement, Dr. Joshi and NPC released the Company from any and all liabilities, claims and obligations of the Company in favor of Dr. Joshi or NPC and arising from or relating to the operation of the NPC business. Also, as part of the agreement, Dr. Joshi’s employment agreement with NPC was terminated and all assets and liabilities of NPC were transferred to Dr. Joshi as of the date of the agreement, including $365,459 of accrued compensation and shareholder advances owed to Dr. Joshi by NPC. The Company agreed to sell NPC to Dr. Joshi so that it could focus on its other business segments, PSI and Stealth Mark, which are technology companies, while NPC was a service business. As part of the agreement, the Company agreed to issue Dr. Joshi stock options to purchase 500,000 shares of its common stock with an exercise price of $0.25 per share with a fair value of $106,350. Dr. Joshi continued to serve on the Company’s board of directors until February 5, 2018. During the year ended September 30, 2017, the Company recorded a $252,508 gain relating to this transaction.

Year Ended
September 30, 2017

Total Sales	$83,826

Operating expenses	231,302

Loss from discontinued operations	$(147,476)

Other income
Gain from sale of discontinued operations	$252,508

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017

Vehicles	$15,000	$15,000
Computer equipment	10,456	10,456
Furniture and fixtures	23,998	23,998
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	106,720	106,720
Less: accumulated depreciation and amortization	(104,101)	(101,594)
Property and equipment, net	$2,619	$5,126

Depreciation expense for the years ended September 30, 2018 and 2017 was $2,507 and $11,125, respectively.

NOTE 5 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2016, loans payable from officers and shareholders of $9,000 were outstanding. During the year ended September 30, 2017, the Company borrowed $20,000 and $30,000 from two separate shareholders. The short-term loans are unsecured, have no stated interest rate and are due on demand. As of September 30, 2017, loans payable to shareholders of $59,000 were outstanding.

During the year ended September 30, 2018, the Company borrowed $434,500 under 22 short-term, unsecured loans. The loans have an interest rate of eight percent and are due one year from the date of issuance. During the year ended September 30, 2018, the Company repaid $20,500 of the loans payable and $407,000 were converted into 2,800,713 shares of the Company’s common stock. In connection with the conversion of the loans payable, the Company issued warrants to purchase 6,038,336 shares of common stock to the holders as an inducement to convert. The warrants expire five years from the date of grant and have exercise prices of $0.14 and $0.18 per share. The fair value of the warrants of $689,934 was recorded as financing costs during the year ended September 30, 2018 and was based on a probability affected Black-Scholes Merton option pricing model with stock prices of $0.13 and $0.14, volatility of 124.60% and 124.73% and risk-free rates of 2.37% and 2.43%. In addition to the warrants, the Company offered certain loan holders, who were not officers or directors, to convert at a rate below the market price of the stock on the date of conversion. An aggregate of 218,452 additional common shares were issued to these loan holders with a value of $30,583 on the date of conversion. The Company recorded the amount as a financing cost during the year ended September 30, 2018. As of September 30, 2018, loans payable from officers and shareholders of $66,000 were outstanding.

NOTE 6 – CONVERTIBLE NOTE AGREEMENTS

	September 30, 2018	September 30, 2017

Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	165,000	-
Convertible note payable (c)	110,000	-
Debt discount – unamortized balance	(72,078)	(115,116)
Convertible notes payable, net	$202,922	$49,884

(a) In July 2017, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement were $150,000. In connection with the agreement, the Company issued the individual 165,000 restricted shares of its common stock with a fair value of $51,150 and warrants to purchase 330,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.50 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.25 per share. The note matures in February 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

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

The agreement also included a clause that allowed for the individual to receive additional shares if the price of the stock declined as of February 28, 2018 (the maturity date). The price of the stock on that date was $0.12 per share, causing the Company to issue the individual an additional 186,849 shares of its common stock. During the year ended September 30, 2018, the Company recorded a financing cost of $22,422 relating to the issuance of these shares.

NOTE 6 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

On March 5, 2018, the Company modified the conversion price on the note payable from $0.25 per share to $0.10 per share. On that date, the reduction in the conversion price allowed for the individual to convert an additional 990,000 shares with a fair value of $0.16 per share. The total amount of expense the Company recognized relating to the modification was $158,400. Also, on March 5, 2018, the Company modified the exercise price on the attached warrants from $0.50 per share to $0.20 per share. The total amount of the cost the Company recognized relating to the modification was $5,445. The maturity date of the note was also extended until April 30, 2018.

During the year ended September 30, 2018, the individual converted $165,000 of the convertible note payable and $9,563 of accrued interest into 1,745,631 shares of the Company’s common stock. During the year ended September 30, 2018, the Company amortized the remaining $115,116 of debt discount, leaving no unamortized balance at September 30, 2018.

(b) On March 5, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $165,000. Net proceeds received by the Company under the agreement after payment of a $15,000 fee to the lender was $150,000. In connection with the agreement, the Company issued the individual 300,000 restricted shares of its common stock with a fair value of $48,000 and warrants to purchase 660,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.20 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.10 per share. The note matures in October 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. The note is currently past due.

The Company calculated the related fair value of the warrants issued to the noteholder to be $55,032 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $94,968 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $165,000 relating to the $15,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). During the year ended September 30, 2018, the Company amortized $161,163 of debt discount, leaving an unamortized balance of $3,837 at September 30, 2018.

The agreement also included a clause that allowed for the individual to receive additional shares if the price of the stock declined as of September 5, 2018. The price of the stock on that date was $0.13 per share, causing the Company to issue the individual an additional 60,902 shares of its common stock. The Company recorded a financing cost of $7,917 relating to the issuance of these shares.

In addition, the Company recorded an additional finance cost of $48,000 related to the fair value of the 300,000 shares of common stock granted at the date issuance.

(c) On July 11, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $110,000. Net proceeds received by the Company under the agreement after payment of a $10,000 fee to the lender was $100,000. In connection with the agreement, the Company issued the individual 200,000 restricted shares of its common stock with a fair value of $36,000 and warrants to purchase 440,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.15 per share. The note matures in February 2019, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice.

The Company calculated the related fair value of the warrants issued to the noteholder to be $66,440 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $33,560 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $110,000 relating to the $10,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). During the year ended September 30, 2018, the Company amortized $41,759 of debt discount, leaving an unamortized balance of $68,241 at September 30, 2018.

In addition, the Company recorded an additional finance cost of $36,000 related to the fair value of the 200,000 shares of common stock granted at the date issuance.

NOTE 7 – SHAREHOLDERS’ EQUITY

Authorized shares

During the year ended September 30, 2016, the Company was authorized by its Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. During the year ended September 30, 2017, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through a filing of a Certificate of Amendment on January 12, 2017. As of September 30, 2018, and 2017 there were 100,952,569 and 90,284,916 shares of common stock issued and outstanding, respectively.

Common shares issued for cash

During the year ended September 30, 2017, the Company received $884,600 from the sale of 5,837,500 shares of its common stock. In connection with the sales, the Company issued warrants to the shareholders to purchase 13,715,000 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices ranging from $0.12 per share to $0.40 per share. Certain of these shares induced a “Favored Nation Clause”, which required issuance of further shares in the event that future sales of common stock went below $0.25 per share. See “Common Shares Issued in Connection with the Settlement of an Equity Agreement” below.

During the year ended September 30, 2018, the Company received $177,000 from the sale of 1,614,286 shares of its common stock. In connection with the sales, the Company issued warrants to the shareholders to purchase 3,228,572 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices of $0.15 and $0.18 per share.

Common shares issued for services

During the year ended September 30, 2017, the Company issued 450,000 shares of its common stock for services valued at $138,500. The shares were valued at the trading price of the common stock at the date of issuance.

During the year ended September 30, 2018, the Company issued 770,000 shares of its common stock valued at $111,300 for services provided by WCUI and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance.

Retirement of common shares in legal settlement

During the year ended September 30, 2017, the Company reached a settlement agreement with the former shareholders of PSI. Under the settlement agreement, 250,000 shares of the Company’s common stock owned by the former owners was retired. Along with the retirement of the shares, liabilities owed to the former owners totaling to $260,027 were forgiven and were recorded as a gain on extinguishment of debt on the consolidated statement of operations for the year ended September 30, 2017 (see Note 3).

Common Shares Issued in Connection with the Settlement of an Equity Agreement

During the year ended September 30, 2017, the Company completed a sale of common stock and warrants with a subscriber whereby the Company sold to the subscriber 1,600,000 shares of common stock and warrants to acquire 1,600,000 shares of common at a price of $0.40 per share, for total purchase consideration of $400,000 ($0.25 per unit). The subscription agreement also included a Favored Nation clause that in the event a subsequent private offering occurs at a price less than $.25 per share that was paid by the subscriber, then the subscriber’s stock unit price shall be proportionately adjusted to the identical ration of 40% discount of the market price in the date of the subscription agreement. Upon issuance of the instrument, no liability for the Favored Nation clause was considered necessary as it was determined that ASC 480-10 did not apply as it is a conditional obligation embedded in a share.

During the year ended September 2018, the Company sold 333,333 shares of common stock at $0.15 per share and a warrant to acquire 666,667 shares of common stock at $0.18 per share to an investor that triggered the Favored Nation clause. To avoid the issuance of any future potential shares, the Company and the subscriber entered in an agreement on May 15, 2018, whereby the Company would issue an additional 1,066,667 shares common stock to the subscriber, cancel the previously issued 1,600,000 warrants, and issue a new warrant to acquire 5,334,334 shares of common stock at $.18 per share.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common Shares Issued in Connection with the Settlement of an Equity Agreement (continued)

To account for the issuance, the Company determined that other than par value, no other value would be ascribed to the additional 1,066,667 shares of common stock that were issued and due under the Favored Nations clause for the reasons detailed above. The Company also determined that it should record the incremental difference of $433,000 between the fair value of the canceled warrant of $185,000 and the fair value of new warrant of $618,000 at the date of the agreement. Given that no services were provided to the Company, the difference in fair value of the warrants before and after the modification was treated as a deemed dividend.

Subsequent to the above issuance, the Company and the shareholder entered into a settlement agreement that will eliminate the Favored Nation clause. As such, in November 2018, the Company issued 296,534 shares and a warrant to acquire 770,987 shares of common stock at $0.18 per share. The fair value of the shares issued was $17,792 and the fair value of the warrants was $38,935. As these values were part of a settlement agreement, the total amount of $56,727 was recorded as a financing cost during the year ended September 30, 2018.

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

Grants during Fiscal Year Ended September 30, 2017

During the year ended September 30, 2017, the Company issued options to purchase 1,150,000 shares of its common stock to an officer and consultants of the Company with exercise prices ranging from $0.12 to $0.40 per share. The options vested immediately and expire five years from the date of grant. During the year ended September 30, 2017, the Company valued the options using a Black-Scholes option pricing model and recorded $220,009 of stock compensation for the value of the options.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

Grants during Fiscal Year Ended September 30, 2018

Options Granted in Accordance with Employment Agreements

During the year ended September 30, 2018, the Company entered into employment agreements with four employees of SCI. Under the agreements, the Company issued options to purchase a combined total of 2,800,000 shares of its common stock with a fair value of $396,308. The options are exercisable over a term of five years, with exercise prices ranging from $0.10 to $0.19. The Company valued the options using a Black-Scholes option pricing model. A combined total of 675,000 shares vested in equal amounts over a three-month period, starting on January 1, 2018, with the remainder vesting in equal amounts over the following one year and two months.

Further, beginning on January 1, 2018, they will be granted additional stock options to purchase up to an aggregate total of 275,000 shares of the Company’s common stock each quarter. The options are exercisable over a five-year period, are issuable on the last day of each quarter ending and vest immediately on the date of grant. All options accelerate and become fully vested upon the sale or change of control of the Company.

During the year ended September 30, 2018, the Company recorded $271,804 of stock compensation for the value of the options, and as of September 30, 2018, unvested compensation of $28,063 remained that will be amortized over the remaining vesting period.

Other Grants

During the year ended September 30, 2018, the Company granted options to purchase 8,517,500 shares of its common stock to its officers, directors and employees with a fair value of $1,004,450. The options have an exercise price of $0.14 per share and expire five years from the date of grant. The shares will vest in various periods. The Company valued the options using a Black-Scholes option pricing model.

During the year ended September 30, 2018, the Company recorded $340,699 of stock compensation for the value of the options, and as of September 30, 2018, unvested compensation of $663,750 remained that will be amortized over the remaining vesting period.

The assumptions used for options granted during the year ended September 30, 2018 are as follows:

Exercise price	$0.10 - 0.19
Expected dividends	-
Expected volatility	121.1% - 130.2%
Risk free interest rate	2.01% - 2.85%
Expected life of options	2.5

The table below summarizes the Company’s stock option activities for the years ended September 30, 2018 and 2017:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2016	5,227,500	$0.01 – 2.00	$0.60	$1,539,269
Granted	1,650,000	0.12 – 0.40	0.21	326,359
Cancelled	(5,000)	0.09	0.09	-
Exercised	-	-	-	-
Expired	(50,000)	1.00	1.00	-
Balance, September 30, 2017	6,822,500	$0.10 - 2.00	$0.51	$1,865,628
Granted	11,317,500	0.10 - 0.19	0.14	1,379,127
Cancelled	(183,333)	0.14	0.14	-
Exercised	-	-	-	-
Expired	(10,000)	0.75	0.75	-
Balance, September 30, 2018	17,946,667	$0.10 – 2.00	$0.28	$3,244,755
Vested and exercisable, September 30, 2018	11,693,095	$0.10 - 2.00	$0.36	$2,149,818

Unvested, September 30, 2018	6,253,572	$0.14 – 0.19	$0.15	$1,094,937

There was no aggregate intrinsic value for option shares outstanding at September 30, 2018.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.39	14,434,167	4.04	$0.15	8,180,595	3.71	$0.15
0.40 - 0.99	2,112,500	0.56	0.40	2,112,500	0.56	0.40
1.00 - 1.99	750,000	2.25	1.00	750,000	2.25	1.00
2.00	650,000	2.25	2.00	650,000	2.25	2.00
$0.01 - 2.00	17,946,667	3.41	$0.28	11,693,095	2.97	$0.36

As of September 30, 2018, there were 12,053,333 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

During the year ended September 30, 2017:

●	The Company issued warrants to purchase 13,715,000 shares with exercise prices of $0.12 and $0.40 per share as part of the sale of equity units. The warrants expire five years from the date of grant.

●	The Company issued warrants to purchase 330,000 shares with an exercise price of $0.31 per share in connection with the issuance of a convertible note payable (see Note 6). The warrants expire five years from the date of grant.

●	Warrants were exercised to purchase 4,065,414 shares of the Company’s common stock for $3,000.

During the year ended September 30, 2018:

●	The Company issued warrants to purchase 3,228,572 shares with exercise prices of $0.15 and $0.18 per share as part of the sale of equity units. The warrants expire five years from the date of grant.

●	The Company issued warrants to purchase 1,100,000 shares with an exercise price of $0.20 per share in connection with the issuance of a convertible notes payable (see Note 6). The warrants expire five years from the date of grant.

●	The Company issued warrants to purchase 6,038,336 shares with exercise prices of $0.14 and $0.18 per share in connection with the conversion of loans payable from officers and shareholders (see Note 5).

●	The Company issued warrants to purchase 6,104,322 shares with an exercise price of $0.18 per share in connection with the initial equity agreement and the settlement of that equity agreement. Also, in connection with the agreement, a warrant to purchase 1,600,000 shares was also cancelled with an exercise price of $0.40 per share.

●	Warrants were exercised to purchase 1,407,619 shares of the Company’s common stock for $170,914.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

The table below summarizes the Company’s warrants activities for the years ended September 30, 2018 and 2017:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2016	54,938,158	$ 0.01 - 2.31	$0.25	$2,063,637
Granted	14,045,000	0.12 - 0.40	0.19	87,582
Canceled	-	-	-	-
Exercised	(4,065,414)	0.12 – 0.25	0.15	-
Expired	(756,440)	0.45 - 2.31	0.86	-
Balance, September 30, 2017	64,161,304	$ 0.12 - 1.00	$0.24	$2,151,219
Granted	16,471,230	0.14 - 0.20	0.17	1,283,341
Cancelled	(1,600,000)	0.40	0.40	-
Exercised	(1,407,619)	0.12 - 0.15	0.12	-
Expired	(9,717,187)	0.30 - 2.31	0.56	-
Balance, September 30, 2018	67,907,728	$ 0.12 - 1.00	$0.17	$3,434,560
Vested and exercisable, September 30, 2018	67,907,728	$ 0.12 - 1.00	$0.17	$3,434,560

Unvested, September 30, 2018	-	$-	$-	$-

There was no aggregate intrinsic value for warrant shares outstanding at September 30, 2018.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	58,994,670	3.04	$0.15	58,994,670	3.04	$0.15
0.21 – 0.49	8,574,570	1.78	0.28	8,574,570	1.78	0.28
0.50 – 1.00	338,488	0.78	0.68	338,488	0.78	0.68

$0.12 – 1.00	67,907,728	2.87	$0.17	67,907,728	2.87	$0.17

NOTE 8 – SETTLEMENT OF ACCRUED LIABILITIES ACQUIRED WITH PSI ACQUISITION

Edwin Longo was a principal in Psoria-Shield, Inc. (PSI), a company that was purchased by Wellness Center in 2012. Prior to the acquisition of PSI, Mr. Longo made advances of $224,444 to PSI that were outstanding at the time Wellness acquired that company. Mr. Longo had filed a claim against Wellness and PSI for payment of those advances. In February 2017, through the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida, a Final Settlement Agreement (“Settlement Agreement”) was executed between the Company, Longo and certain other parties. The Settlement Agreement provided for, among other matters, the transfer of all right, title and interest of 250,000 common shares of Wellness held by certain parties to the Settlement Agreement back to Wellness, and the release of Wellness from any and all claims against the Company by Longo, including but not limited to the advances owed to him of $224,444.

In accounting for the Settlement Agreement on the Company’s statement of operations for the year ended September 30, 2017, the balance of the amount owed to Longo of $224,444, plus another $64,333 of long outstanding or improperly recorded accounts payable, was canceled and accounted for as gain on settlement in an aggregate amount of $288,777.

NOTE 9 – SEGMENT REPORTING

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segments

	September 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$331	$1,452	$2,427	$4,210
Prepaid expenses and other current assets	-	-	1,550	1,550
Total current assets	331	1,452	3,977	5,760

Property and equipment, net	-	-	2,619	2,619
Other assets	15,000	1,760	-	16,760
Total other assets	15,000	1,760	2,619	19,379

TOTAL ASSETS	$15,331	$3,212	$6,596	$25,139

Wellness Center USA, Inc.

Operations by Segments

	For the Year Ended
	September 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$95,023	$140,023
Consulting services	-	-	73,700	73,700
Total Sales	-	45,000	168,723	213,723

Cost of goods sold	-	-	79,960	79,960

Gross profit	-	45,000	88,763	133,763

Operating expenses	1,179,937	224,196	822,229	2,226,362

Loss from operations	$(1,179,937)	$(179,196)	$(733,466)	$(2,092,599)

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

NOTE 10 – COMMITMENTS

Operating Leases

The Company leases its corporate office facilities under a non-cancellable lease agreement. The lease was initiated in July 2016 and expires February 28, 2024. The lease contains escalating rent payments and free rent periods. The Company accounts for the rent expense on a straight-line basis. At September 30, 2018 and 2017, the Company recorded a deferred rent obligation of $130,260 and $85,294, respectively, relating to the lease.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021.

Minimum annual rental commitments under non-cancelable leases at September 30, 2018 are as follows:

Years ending September 30,	Amount
2019	$145,812
2020	164,614
2021	184,583
2022	152,709
2023	158,527
Thereafter	67,871
TOTAL	$874,116

Rent expense was $188,801 and $183,685 for the years ended September 30, 2018 and 2017, respectively.

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

NOTE 10 – COMMITMENTS

Legal Matters (continued)

In June, 2015, the Company and its then CEO, Mr. Andrew Kandelapas, received a formal order of investigation from the Chicago Regional Staff of the SEC. The Company and its then CEO cooperated and delivered requested documents, testimony, and tolling agreements.

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

In periodic reports on Forms 10-K and 10-Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8-K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The Form 8-K also disclosed that on April 13, 2018, the SEC filed a separate complaint against the CEO in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also bars him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

Employment Contracts

During the year ended September 30, 2018, the Company entered into employment agreements with four employees of StealthCo (including Ricky Howard), under which their employment shall continue in effect for a period of three years. Each agreement allows for a base salary with an accumulated amount of $350,000 that can increase each year based on certain profitability goals of SCI or SCI products. Under the agreements, the Company will issue options to purchase shares of its common stock as discussed in Note 7. Subsequent to September 30, 2018, three of the four employees were no longer employed by the Company.

NOTE 11 – INCOME TAXES

At September 30, 2018, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $16 million that may be offset against future taxable income through 2038. No tax benefit has been reported with respect to these net operating loss carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,000,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding the probability of its realization.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2018	September 30, 2017

Income tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income tax benefit, net of federal benefit	(4.0)%	(6.0)%
Change in valuation allowance	25.0%	40.0%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017

Net operating loss carryforwards	$5,884,083	$5,535,673
Less: Valuation allowance	(5,884,083)	(5,535,673)

Net deferred tax assets	$-	$-

NOTE 12 – RELATED PARTY TRANSACTIONS

Compensation of Former Chairman and Chief Executive Officer

During the years ended September 30, 2018 and 2017, the Company's former Chairman and Chief Executive Officer, Andrew J. Kandalepas, was paid compensation of $182,375 and $250,000, respectively. During the year ended September 30, 2018, he was also granted stock options to purchase 1,300,000 shares of the Company's common stock at an exercise price of $0.14 per share. The options expire five years from the date of grant and the shares will vest in various periods. Mr. Kandalepas resigned as an officer and director in April 2018. As of September 30, 2018 and 2017, $81,965 and $13,440 of accrued compensation was owed to Mr. Kandalepas.

NOTE 13 – SUBSEQUENT EVENTS

On November 15, 2018, Wellness Center USA, Inc. (“WCUI”) and its wholly-owned subsidiary, Psoria-Shield, Inc. (“PSI”), entered into a Joint Venture Agreement with PSI Gen 2 Funding, Inc. (“GEN2”), an Illinois corporation, to further development, marketing, licensing and/or sale of PSI technology and products. The Joint Venture will be conducted through NEO PHOTOTHERAPY, LLC, a recently formed Illinois limited liability company (“NEO”), with principal offices and records to be maintained at WCUI’s offices. PSI and GEN2 will be the members of NEO, owning 58.5% and 28.0%, respectively, of the limited liability interests (“Units”) issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants retained from time to time by NEO in connection with the Venture. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI Technology to NEO and GEN2 will contribute $700,000, through the period ending January 31, 2019. Repayment of the $700,000 investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative Net Income/Distributable Cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

Through November 2018, PSI was operated by Psoria Development Company LLC, an Illinois limited liability company (“PDC”), a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”). In December 2018, the PDC Joint Venture Agreement was terminated. Further development, marketing, licensing and/or sales of PSI Technology and products is expected to be conducted through NEO.

