Form 10-Q
period 2018-12-31
Wellness Center USA, Inc.
filed 2019-03-29
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ]	Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2018 was 103,697,867.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2018

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$134,750	$4,210
Prepaid expenses and other current assets	-	1,550
Total Current Assets	134,750	5,760

Property and equipment, net	2,355	2,619
Other assets	16,760	16,760
Total Other Assets	19,115	19,379

TOTAL ASSETS	$153,865	$25,139

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$626,584	$572,753
Deferred revenue	9,750	8,624
Convertible notes payable	88,611	202,922
Loans payable from officers and shareholders	126,000	66,000
Total Current Liabilities	850,945	850,299

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 103,697,867 and 100,952,569 shares issued and outstanding, respectively	103,698	100,952
Additional paid-in capital	23,033,274	22,450,252
Accumulated deficit	(23,954,052)	(22,974,740)
Total Wellness Center USA shareholders’ deficit	(817,080)	(423,536)

Non-controlling interest	120,000	(401,624)
Total Shareholder’s deficit	(697,080)	(825,160)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,865	$25,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2018	2017
	(Unaudited)
Sales:
Trade	$7,675	$15,500
Consulting services	5,200	11,000
Total Sales	12,875	26,500

Cost of goods sold	7,725	16,992

Gross profit	5,150	9,508

Operating expenses	475,864	334,163

Loss from operations	(470,714)	(324,655)

Other expenses
Amortization of debt discount	(50,689)	(70,047)
Financing costs	(51,434)	-
Interest expense	(4,851)	(3,300)
Total other expenses	(106,974)	(73,347)

NET LOSS	(577,688)	(398,002)

Net loss attributable to non-controlling interest	3,759	45,969
Loss from deconsolidation of non-controlling interest	(405,383)	-
NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(979,312)	$(352,033)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	100,952,569	90,336,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	2,482,441	2,483	171,300	-	173,783	-	173,783

Fair value of additional shares issued upon conversions of note payable	-	-	51,434	-	51,434	-	51,434

Fair value of vested stock options	-	-	85,951	-	85,951	-	85,951

Fair value of common stock issued for services	120,000	120	9,480	-	9,600	-	9,600

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	255,000	-	255,000	120,000	375,000

Net loss for the three months ended December 31, 2018	-	-	-	(573,929)	(573,929)	(3,759)	(577,688)

Balance, December 31, 2018 (unaudited)	103,697,867	$103,698	$23,033,274	$(23,954,052)	$(817,080)	$120,000	$(697,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(577,688)	$(398,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	264	1,014
Amortization of debt discount	50,689	70,046
Fair value of common shares issued for services	9,600	21,000
Fair value of stock options issued for services	85,951	-
Fair value of additional shares issued upon conversions of note payable	51,434	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	19,999
Inventories	-	223
Prepaid expenses and other current assets	1,550	(645)
(Decrease) Increase in:
Accounts payable and accrued expenses	62,615	111,559
Accrued payroll - officers	-	30,367
Deferred revenue	1,125	(2,750)
Net cash used in operating activities	(314,460)	(147,189)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	60,000	30,500
Common stock issued for cash	10,000	-
Exercise of stock warrants	-	110,914
Contribution of capital by joint venture partner	375,000	-
Net cash provided by financing activities	445,000	141,414

Net increase (decrease) in cash	130,540	(5,775)

Cash beginning of period	4,210	29,369
Cash end of period	$134,750	$23,594

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of convertible note payable into common shares	$173,783	$-
Conversion of accrued interest into common shares	$8,783	$-
Non-controlling interest’s share in losses of a subsidiary	$3,759	$45,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc.

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2018, the Company incurred a net loss of $577,688 and used cash in operations of $314,460, and had a shareholders’ deficit of $697,080 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $134,750. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2018, the Company received $445,000 through short-term loans, contributions of capital by a joint venture partner and the sale of common stock.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015/November 15, 2018	50%

NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	50.5%

Through October 2018, PSI was operated by PDC, a joint venture between PSI and the Medical Alliance, Inc (“TMA”). On November 15, 2018, the Company and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. In December 2018, the Company and its wholly-owned subsidiary, Psoria-Shield, Inc. (“PSI”), entered into a Joint Venture Agreement with PSI Gen 2 Funding, Inc. (“GEN2”), an Illinois corporation, to further development, marketing, licensing and/or sale of PSI technology and products. The joint venture will be conducted through NEO Phototherapy, LLC, a recently formed Illinois limited liability company (“NEO”), with principal offices and records to be maintained at WCUI’s offices. See Non-Controlling Interests in Note 2 for more details.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2018 and 2017, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2018 and 2017, the dilutive impact of outstanding stock options of 17,587,738 and 6,822,000 shares, respectively, and outstanding warrants for 68,192,442 and 62,716,019 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this ASU on October 1, 2018 retrospectively, the cumulative effect of the initial application on our accumulated deficit on that date was immaterial.

For trade sales, the Company generates its revenue from sales contracts with customers with revenues being generated upon the shipment of merchandise, or for consulting services, revenue is recognized in the period services are rendered and earned under service arrangements with clients.

We sell our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sell our products to and we receive payment directly from customers who purchase our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our products and fulfill performance obligations under the agreements.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at December 31, 2018 and 2017 was $9,750 and $8,624, respectively.

Non-controlling Interests

Through November 2018, non-controlling interest represented the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, PDC. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the three months ended December 31, 2018, the Company forgave the non-controlling interest’s share of the accumulated losses and recorded a loss from deconsolidation of non-controlling interest of $405,383.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. The joint venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. Repayment of the $700,000 investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

As of December 31, 2018, GEN2 had received $375,000 of investments to contribute to NEO and the Company recorded its proportionate share of $255,000 to additional paid-in-capital and $120,000 to non-controlling interest. During the three months ended December 31, 2018, NEO did not record any income or expenses relating to its operations.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2018, loans payable from officers and shareholders of $66,000 were outstanding. During the three months ended December 31, 2018, the Company borrowed $60,000 from its Officers and Directors. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of December 31, 2018, loans payable to officers and shareholders of $126,000 were outstanding.

NOTE 4 – CONVERTIBLE NOTE AGREEMENTS

	December 31, 2018	September 30, 2018

Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	110,000	110,000
Debt discount – unamortized balance	(21,389)	(72,078)
Convertible note payable, net	$88,611	$202,922

(a) On March 5, 2018, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement after payment of a $15,000 fee to the lender was $150,000. In connection with the agreement, the Company issued the individual 300,000 restricted shares of its common stock with a fair value of $48,000 and warrants to purchase 660,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.20 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.10 per share. The note matures in October 2018, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. The note is currently past due.

The Company calculated the relative fair value of the warrants issued to the noteholder to be $55,032 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $94,968 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $165,000 relating to the $15,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount).

During the three months ended December 31, 2018, the individual converted $165,000 of the convertible note payable and $8,783 of accrued interest into 2,482,441 shares of the Company’s common stock. During the three months ended December 31, 2018, the Company amortized the remaining $3,837 of debt discount, leaving no unamortized balance at December 31, 2018.

During the three months ended December 31, 2018, the Company amended the terms of the agreement by extending the maturity date to January 2019 and reducing the conversion price to $0.07 per share, from $0.10 per share. The reduction of the conversion price caused the Company to issue an additional 744,732 shares, which on the conversion dates had a combined total fair value of $51,434, which was recorded a financing cost during the three months ended December 31, 2018.

NOTE 4 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

(b) On July 11, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $110,000. Net proceeds received by the Company under the agreement after payment of a $10,000 fee to the lender was $100,000. In connection with the agreement, the Company issued the individual 200,000 restricted shares of its common stock with a fair value of $36,000 and warrants to purchase 440,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.15 per share. The note matures in February 2019, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. The note is currently past due.

The Company calculated the relative fair value of the warrants issued to the noteholder to be $66,440 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $33,560 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $110,000 relating to the $10,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). As of September 30, 2018, the Company had amortized $41,759 of debt discount, leaving an unamortized balance of $68,241 at September 30, 2018.

During the three months ended December 31, 2018, the Company amortized $46,852 of debt discount, leaving an unamortized balance of $21,389 at December 31, 2018.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the three months ended December 31, 2018, the Company received $10,000 from the sale of 142,857 shares of its common stock. In connection with the sale, the Company issued a warrant to the shareholder to purchase 284,714 shares of the Company’s common stock. The warrant expires five years from the date of grant and has an exercise price of $0.15 per share.

Common shares issued for Services

During the three months ended December 31, 2018, the Company issued 120,000 shares of its common stock valued at $9,600 for services provided by consultants. The shares were valued at the trading price of the common stock at the date of issuance.

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

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

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

During the three months ended December 31, 2018, the Company granted an option to an employee to purchase 62,500 shares of its common stock with a fair value of $3,206. The option has an exercise price of $0.06 per share and expires five years from the date of grant. The shares vested on December 31, 2018. The Company valued the option using a Black-Scholes option pricing model.

The assumptions used for the option granted during the three months ended December 31, 2018 are as follows:

Exercise price	$0.06
Expected dividends	-
Expected volatility	126.8%
Risk free interest rate	2.85%
Expected life of options	2.5

During the three months ended December 31, 2018, the Company recorded $85,951 of stock compensation for the fair value of the vested options, and as of December 31, 2018, unvested compensation of $614,914 remained that will be amortized over the remaining vesting period.

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2018:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2018	17,946,667	$0.10 - 2.00	$0.28	$3,244,755
Granted	62,500	0.06	0.06	3,206
Cancelled	(421,429)	0.19	0.19	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2018	17,587,738	$0.06 – 2.00	$0.28	$3,247,961
Vested and exercisable, December 31, 2018	12,418,095	$0.06 – 2.00	$0.34	$2,153,024

Unvested, December 31, 2018	5,591,072	$0.14 – 0.19	$0.15	$1,094,937

There was no aggregate intrinsic value for option shares outstanding at December 31, 2018. As of December 31, 2018, there were 11,990,833 shares of stock options remaining available for issuance under the 2010 Plan.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	14,075,238	3.79	$0.15	8,905,595	3.53	$0.15
0.40 - 0.99	2,112,500	0.31	0.40	2,112,500	0.31	0.40
1.00 - 1.99	750,000	2.00	1.00	750,000	2.00	1.00
2.00	650,000	2.00	2.00	650,000	2.00	2.00
$0.06 - 2.00	17,587,738	3.23	$0.28	12,418,095	2.81	$0.34

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

During the three months ended December 31, 2018, the Company issued a warrant to purchase 284,714 shares with an exercise price of $0.15 per share as part of the sale of equity units. The warrant expires five years from the date of grant.

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2018	67,907,728	$0.12 - 0.67	$0.17	$3,434,560
Granted	284,714	0.15	0.15	17,803
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2018	68,192,442	$0.12 - 0.67	$0.17	$3,452,363
Vested and exercisable, December 31, 2018	68,192,442	$0.12 - 0.67	$0.17	$3,452,363

Unvested, December 31, 2018	-	$-	$-	$-

There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2018.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2018:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	2.61	$0.15	59,279,384	2.61	$0.15
0.21 – 0.49	8,574,570	1.36	0.28	8,574,570	1.36	0.28
0.50 – 0.67	338,488	0.30	0.68	338,488	0.30	0.68

$0.12 – 0.67	68,192,442	2.46	$0.17	68,192,442	2.46	$0.17

NOTE 6 – SEGMENT REPORTING

Reportable segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended September 30, 2017, the Company discontinued operations of its NPC segment.

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

NOTE 6 – SEGMENT REPORTING (CONTINUED)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.
Assets By Segments

	December 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$36,996	$97,307	$447	$134,750
Total current assets	36,996	97,307	447	134,750

Property and equipment, net	-	-	2,355	2,355
Other assets	15,000	1,760	-	16,760
Total other assets	15,000	1,760	2,355	19,115

TOTAL ASSETS	$51,996	$99,067	$2,802	$153,865

Wellness Center USA, Inc.

Operations by Segments

	For the Period Ended
	December 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$7,675	$7,675
Consulting services	-	-	5,200	5,200
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	254,429	119,720	101,715	475,864

Loss from operations	$(254,429)	$(119,720)	$(96,565)	$(470,714)

Wellness Center USA, Inc.

Operations by Segments

	For the Period Ended
	December 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$15,500	$15,500
Consulting services	-	-	11,000	11,000
Total Sales	-	-	26,500	26,500

Cost of goods sold	-	-	16,992	16,992

Gross profit	-	-	9,508	9,508

Operating expenses	161,405	92,672	80,086	334,163

Loss from operations	$(161,405)	$(92,672)	$(70,578)	$(324,655)

NOTE 7 – LEGAL MATTERS

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

In periodic reports on Forms 10K and 10Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018.  Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The Form 8K also disclosed that on April 13, 2018, the SEC filed a separate complaint against the CEO in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also bars him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

On January 31, 2019, the employment agreement between the Company and its ex-CEO dated April 1, 2018 was terminated and his service thereunder as Director of Business Development ceased as of that date.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company borrowed $200,000 from its officers and shareholders and an officer invested $25,000 in GEN2. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

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

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. On August 24, 2012, we acquired all of the issued and outstanding shares of stock in PSI. PSI is a wholly-owned subsidiary of the Company and during a portion of the period covered by this Report was operated by Psoria Development Company LLC, an Illinois limited liability company (“PDC”), a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”).

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the three months ended December 31, 2018, the Company forgave the non-controlling interest’s share of the accumulated losses and recorded a loss from deconsolidation of non-controlling interest of $405,383.

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. The joint venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. Repayment of the $700,000 investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

As of December 31, 2018, GEN2 had received $375,000 of investments to contribute to NEO and the Company recorded its proportionate share of $255,000 to additional paid-in-capital and $120,000 to non-controlling interest. During the three months ended December 31, 2018, NEO did not record any income or expenses relating to its operations.

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

PSI began Psoria-Light Beta deployment in January 2012. It is currently operating at a loss, and there is no assurance that its business development plans and strategies will ever be successful. PSI’s success depends upon the acceptance by healthcare providers and clients of Psoria-Light treatment as a preferred method of treatment for psoriasis and other UV-treatable skin conditions. Psoria-Light treatment appears to have been beneficial to clients, without demonstrable harmful side effects or safety issues, as evidenced by more than 10,000 treatments completed on more than 1,000 clients, domestically and Mexico, since 2012. In order for the Company to continue PSI operations, it will need additional capital and it will have to successfully coordinate integration of PSI operations without materially and adversely affecting continuation and development of other Company operations.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2018 and 2017 was 12,875 and $26,500, respectively. The decrease of $13,625 was due to the decrease in revenues at SCI. Cost of sales for the three months ended December 31, 2018 and 2017, was $7,725 and $16,992, respectively. Gross profit for the three months ended December 31, 2018 and 2017, was $5,150 and $9,508, respectively. The gross profit decrease of $4,358 was primarily due to the decrease in revenues at SCI during the three months ended December 31, 2018.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 and 2017 were $475,864 and $334,163, respectively. The increase in operating expenses of $141,701 was due primarily to the increase in consulting and professional fees and stock compensation during the three months ended December 31, 2018.

Other Expenses

Other expenses during the three months ended December 31, 2018 consisted of $50,689 of amortization of debt discount, $51,434 of financing costs and $4,851 of interest expense. Other expenses during the three months ended December 31, 2017 consisted of $70,047 of amortization of debt discount and $3,300 of interest expense.

Net Loss

Our net loss for the three months ended December 31, 2018 was $577,688, compared to a net loss of $398,002 for the three months ended December 31, 2017. The increase in the net loss of $179,686 was primarily due to the increase in operating and other expenses.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Operations by Segments

	For the Period Ended
	December 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$7,675	$7,675
Consulting services	-	-	5,200	5,200
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	254,429	119,720	101,715	475,864

Loss from operations	$(254,429)	$(119,720)	$(96,565)	$(470,714)

Wellness Center USA, Inc.

Operations by Segments

	For the Period Ended
	December 31, 2017
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$15,500	$15,500
Consulting services	-	-	11,000	11,000
Total Sales	-	-	26,500	26,500

Cost of goods sold	-	-	16,992	16,992

Gross profit	-	-	9,508	9,508

Operating expenses	161,405	92,672	80,086	334,163

Loss from operations	$(161,405)	$(92,672)	$(70,578)	$(324,655)

There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended December 31, 2018 and 2017. Operating expenses for the three months ended December 31, 2018 and 2017 was $119,720 and $92,672, respectively. The increase in operating expenses of $27,048 in 2018 was due primarily to the increase in consulting fees. The loss from operations for the three months ended December 31, 2018 and 2017 was $119,720 and $92,672, respectively.

Revenue for the Authentication and Encryption segment for the three months ended December 31, 2018 and 2017 was $12,875 and $26,500, respectively. The decrease of $13,625 was due to the decrease in trade sales and consulting services in 2018. Cost of goods sold for the three months ended December 31, 2018 and 2017 was $7,725 and $16,992, respectively, and the gross profit was $5,150 and $9,508, respectively. The gross profit decrease in in 2018 was primarily due to the decrease in sales in 2018. Operating expenses for the three months ended December 31, 2018 and 2017 was $101,715 and $80,086, respectively. The increase in operating expenses of $21,629 in 2018 was due primarily to the increase in stock compensation costs. The loss from operations for the three months ended December 31, 2018 and 2017 was $96,565 and $70,578, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2018 and 2017 was $254,429 and $161,405, respectively. The increase in operating expenses of $93,024 in fiscal 2018 was due primarily to the increase in stock compensation expenses. The loss from operations for the three months ended December 31, 2018 and 2017 was $254,429 and $161,405, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2018, the Company incurred a net loss of $577,688 and used cash in operations of $314,460, and had a shareholders’ deficit of $697,080 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $134,750. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2018, the Company received $445,000 through short-term loans, investments in a joint venture and the sale of common stock.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of three months years ended December 31, 2018 and 2017

As of December 31, 2018, we had $134,750 in cash, negative working capital of $716,195 and an accumulated deficit of $23,548,669.

As of December 31, 2017, we had $23,594 in cash, negative working capital of $577,409 and an accumulated deficit of $19,484,590.

Cash flows used in operating activities

During the three months ended December 31, 2018, the Company used cash flows in operating activities of $314,460, compared to $147,189 used in the three months ended December 31, 2017. During the three months ended December 31, 2018, the Company incurred a net loss of $577,688 and $197,938 of non-cash expenses compared to a net loss of $398,002 and $92,060 of non-cash expenses during the three month period ended December 31, 2017.

Cash flows used in investing activities

During the three months ended December 31, 2018 and 2017, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the three months ended December 31, 2018, we had proceeds from loans payable from officers and shareholders of $60,000, proceeds from common stock issued for cash of $10,000 and proceeds of $375,000 from investments in a joint venture. During the three months ended December 31, 2017, we had proceeds from loans payable from officers and shareholders of $30,500 and $110,914 from the exercise of stock warrants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission on January 15, 2019. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended December 31, 2018.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2018, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Remediation of Material Weaknesses

The Company remediated certain of the material weaknesses in our disclosure controls and procedures identified above by adding independent directors and by hiring a CFO with SEC reporting experience. Effective November 17, 2017, the Board of Directors filled then existing vacancies in the Board by appointing each of the following persons as a member of the Board: William E. Kingsford; Thomas E. Scott, CPA; Paul D. Jones; and Roy M. Harsch, each to serve until the next annual meeting of the shareholders, or until his successor has been duly qualified and appointed. On December 1, 2017, the Board of Directors consisting of Andrew J. Kandalepas, Jay Joshi, M.D., Messrs. Kingsford, Scott, Jones, and Harsch, accepted the voluntary resignation of Mr. Kandalepas, as President, and appointed Mr. Jones as President. Mr. Kandalepas’ resignation and Mr. Jones’ appointment were effective immediately. On February 5, 2018, the Board of Directors appointed Calvin R. O’Harrow as Chief Operating Officer and a member of the Board. It accepted the resignation of Andrew J. Kandalepas as Chief Financial Officer (CFO) and Principal Accounting Officer (PAO) and appointed Douglas W. Samuelson, CPA, as CFO and PAO. It also removed Jay Joshi, M.D., as a Director. The Board of Directors also appointed a Compensation Committee consisting of Messrs. Jones, Scott and Kingsford. On April 17, 2018, Mr. Kandalepas voluntarily resigned as an Officer and Director and agreed to provide transition services to Calvin R. O’Harrow and Roy M. Harsch, who have been appointed to serve as CEO and Chairman, respectively, from the date of Mr. Kandalepas’ resignation.

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

In periodic reports on Forms 10K and 10Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018.  Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The Form 8K also disclosed that on April 13, 2018, the SEC filed a separate complaint against the CEO in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also bars him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

On January 31, 2019, the employment agreement between the Company and its ex-CEO dated April 1, 2018 was terminated and his service thereunder as Director of Business Development ceased as of that date.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

WELLNESS CENTER USA, INC.

Date: March 29, 2019	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: March 29, 2019	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	March 29, 2019
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	March 29, 2019
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	March 29, 2019
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	March 29, 2019
Thomas E. Scott

/s/ William E. Kingsford	Director	March 29, 2019
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	March 29, 2019
Roy M. Harsch

