Form 10-Q
period 2019-03-31
Wellness Center USA, Inc.
filed 2019-06-24
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]
Emerging growth Company [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 31, 2019 was 104,012,153.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2019

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$62,170	$4,210
Prepaid expenses and other current assets	-	1,550
Total Current Assets	62,170	5,760

Property and equipment, net	2,091	2,619
Other assets	1,760	16,760
Total Other Assets	3,851	19,379

TOTAL ASSETS	$66,021	$25,139

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$702,709	$572,753
Deferred revenue	7,625	8,624
Convertible notes payable	110,000	202,922
Loans payable from officers and shareholders	324,250	66,000
Total Current Liabilities	1,144,584	850,299

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 104,012,153 and 100,952,569 shares issued and outstanding, respectively	104,012	100,952
Additional paid-in capital	23,200,187	22,450,252
Accumulated deficit	(24,534,119)	(22,974,740)
Total Wellness Center USA shareholders’ deficit	(1,229,920)	(423,536)

Non-controlling interest	151,357	(401,624)
Total Shareholder’s deficit	(1,078,563)	(825,160)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$66,021	$25,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sales:
Trade	$8,725	$20,500	$16,400	$36,000
Consulting services	4,150	20,750	9,350	31,750
Total Sales	12,875	41,250	25,750	67,750

Cost of goods sold	7,725	17,666	15,450	34,658

Gross profit	5,150	23,584	10,300	33,092

Operating expenses	535,593	561,317	1,011,457	895,480

Loss from operations	(530,443)	(537,733)	(1,001,157)	(862,388)

Other expenses
Amortization of debt discount	(21,389)	(65,790)	(72,078)	(135,837)
Financing costs	(22,000)	(70,422)	(73,434)	(70,422)
Loss on modification of conversion price on convertible note payable	-	(158,400)	-	(158,400)
Loss on modification of exercise price on warrants in connection with convertible note payable	-	(5,445)	-	(5,445)
Interest expense	(6,878)	(9,788)	(11,729)	(13,088)
Total other expenses	(50,267)	(309,845)	(157,241)	(383,192)

NET LOSS	(580,710)	(847,578)	(1,158,398)	(1,245,580)

Net loss attributable to non-controlling interest	643	21,473	4,402	67,442
Loss from deconsolidation of non-controlling interest	-	-	(405,383)	-

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(580,067)	$(826,105)	$(1,559,379)	$(1,178,138)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	103,977,232	91,551,485	100,952,569	91,414,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Exercise of stock warrants	1,407,619	1,407	169,507	-	170,914	-	170,914

Fair value of common stock issued for services	150,000	150	26,550	-	26,700	-	26,700

Shares issued upon conversions of note payable	550,000	737	54,263	-	55,000	-	55,000

Fair value of vested stock options	-	-	137,898	-	137,898	-	137,898

Fair value of common stock issued in connection with convertible note payable	486,849	487	69,935	-	70,422	-	70,422

Discount on convertible note payable due to beneficial conversion and warrants	-	-	150,000	-	150,000	-	150,000

Loss on modification of conversion price on convertible note payable	-	-	158,400	-	158,400	-	158,400

Loss on modification of exercise price on warrants in connection with convertible note payable	-	-	5,445	-	5,445	-	5,445

Net loss for the six months ended March 31, 2018	-	-	-	(1,178,138)	(1,178,138)	(67,442)	(1,245,580)

Balance, March 31, 2018 (unaudited)	92,879,384	$93,066	$19,841,209	$(20,310,695)	$(376,420)	$(384,830)	$(761,250)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	2,482,441	2,483	171,300	-	173,783	-	173,783

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued upon conversions of note payable	-	-	51,434	-	51,434	-	51,434

Fair value of vested stock options	-	-	163,178	-	163,178	-	163,178

Fair value of common stock issued for services	120,000	120	9,480	-	9,600	-	9,600

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	323,000	-	323,000	152,000	475,000

Net loss for the six months ended March 31, 2019	-	-	-	(1,153,996)	(1,153,996)	(4,402)	(1,158,398)

Balance, March 31, 2019 (unaudited)	104,012,153	$104,012	$23,200,187	$(24,534,119)	$(1,229,920)	$151,357	$(1,078,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,158,398)	$(1,245,580)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	528	1,978
Amortization of debt discount	72,078	135,837
Fair value of common shares issued for services	9,600	26,700
Fair value of stock options issued for services	163,178	137,898
Fair value of additional shares issued upon conversions of note payable	51,434	-
Fair value of common stock issued with convertible note payable	22,000	-
Loss on abandonment of lease	65,000	-
Loss on modification of conversion price on convertible note payable	-	158,400
Loss on modification of exercise price on warrants in connection with convertible note payable	-	5,445
Fair value of common stock issued in connection with convertible note payable	-	70,422
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	24,999
Inventories	-	278
Prepaid expenses and other assets	1,550	(462)
(Decrease) Increase in:
Accounts payable and accrued expenses	88,740	173,274
Accrued payroll - officers	-	37,941
Deferred revenue	(1,000)	(5,500)
Net cash used in operating activities	(685,290)	(478,370)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	258,250	179,000
Repayment of loans payable from officers and shareholders	-	(10,500)
Proceeds from convertible note payable	-	150,000
Common stock issued for cash	10,000	-
Exercise of stock warrants	-	170,914
Contribution of capital by joint venture partner	475,000	-
Net cash provided by financing activities	743,250	489,414

Net increase in cash	57,960	11,044

Cash beginning of period	4,210	29,369
Cash end of period	$62,170	$40,413

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of convertible note payable into common shares	$165,000	$55,000
Conversion of accrued interest into common shares	$8,783	$-
Debt discount on convertible note payable	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2019, the Company incurred a net loss of $1,158,398 and used cash in operations of $685,290, and had a shareholders’ deficit of $1,078,563 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $62,170. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2019, the Company received $743,250 through short-term loans, contributions of capital by a joint venture partner and the sale of common stock.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2019 and 2018, the dilutive impact of outstanding stock options of 15,625,238 and 8,847,500 shares, respectively, and outstanding warrants for 67,020,537 and 59,096,084 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at March 31, 2019 and 2018 was $7,625 and $8,624, respectively.

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

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the three months ended December 31, 2018, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from the deconsolidation of a non-controlling interest of $405,383.

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

As of March 31, 2019, GEN2 had received $475,000 of investments to contribute to NEO and the Company recorded its proportionate share of $323,000 to additional paid-in-capital and $152,000 to non-controlling interest. During the three and six months ended March 31, 2019, NEO recorded a loss of $2,006 relating to its operations.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2018, loans payable from officers and shareholders of $66,000 were outstanding. During the six months ended March 31, 2019, the Company borrowed $258,250 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of March 31, 2019, loans payable to officers and shareholders of $324,250 were outstanding.

NOTE 4 – CONVERTIBLE NOTE AGREEMENTS

	March 31, 2018	September 30, 2018

Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	110,000	110,000
Debt discount – unamortized balance	-	(72,078)
Convertible note payable, net	$110,000	$202,922

(a) On March 5, 2018, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. Net proceeds received by the Company under the agreement after payment of a $15,000 fee to the lender was $150,000. In connection with the agreement, the Company issued the individual 300,000 restricted shares of its common stock with a fair value of $48,000 and warrants to purchase 660,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.20 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.10 per share. The note matured in October 2018.

The Company calculated the related fair value of the warrants issued to the noteholder to be $55,032 using a Black Scholes Merton option pricing model and performing a relative value calculation. The Company then made a calculation to determine if a beneficial conversion feature (BCF) existed. The beneficial conversion was based upon the effective conversion price based on the proceeds received that were allocated to the convertible instrument. Based upon the Company’s calculation, it was determined that a beneficial conversion feature existed amounting to $94,968 and was recorded as a debt discount. As such the Company recognized a debt discount at the date of issuance in the aggregate amount of $165,000 relating to the $15,000 fees paid to the lender, the relative value of the warrants and the BCF. The note discount is being amortized over the term of the note and the unamortized portion is recognized as a reduction to the carrying amount of the Convertible note (a valuation debt discount). The balance of the unamortized discount at September 30, 2018 was $3,837.

During the six months ended March 31, 2019, the Company amended the terms of the agreement by extending the maturity date to January 2019 and reducing the conversion price from $0.10 per share to $0.07 per share. The reduction of the conversion price caused the Company to issue an additional 744,732 shares, which on the conversion dates had a combined total fair value of $51,434, which was recorded a financing cost during the six months ended March 31, 2019.

During the six months ended March 31, 2019, the individual converted $165,000 of the convertible note payable and $8,783 of accrued interest into 2,482,441 shares of the Company’s common stock. During the six months ended March 31, 2019, the Company amortized the remaining $3,837 of debt discount, leaving no unamortized balance at March 31, 2019. No amounts were outstanding under the agreement as of March 31, 2019.

NOTE 4 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

(b) On July 11, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $110,000. Net proceeds received by the Company under the agreement after payment of a $10,000 fee to the lender was $100,000. In connection with the agreement, the Company issued the individual 200,000 restricted shares of its common stock with a fair value of $36,000 and warrants to purchase 440,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.15 per share. The note matures in February 2019, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. The note was past due as of March 31, 2019, but on April 2, 2019, was converted into shares of the Company’s common stock (see below).

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

During the three and six months ended March 31, 2019, the Company amortized $21,389 and $68,241 of debt discount, respectively, leaving no unamortized balance at March 31, 2019. A total of $110,000 was owed under the agreement as of March 31, 2019. On April 2, 2019, the individual converted the note payable of $110,000 and $6,389 of accrued interest into 2,327,781 shares of the Company’s common stock (see Note 9).

NOTE 5 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the six months ended March 31, 2019, the Company received $10,000 from the sale of 142,857 shares of its common stock. In connection with the sale, the Company issued a warrant to the shareholder to purchase 284,714 shares of the Company’s common stock. The warrant expires five years from the date of grant and has an exercise price of $0.15 per share.

Common shares issued for Services

During the six months ended March 31, 2019, the Company issued 120,000 shares of its common stock valued at $9,600 for services provided by consultants. The shares were valued at the trading price of the common stock at the date of issuance.

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

During the six months ended March 31, 2019, the Company granted options to an employee to purchase an aggregate total of 125,000 shares of its common stock with an aggregate fair value of $6,485. The options have an exercise price of $0.06 per share and expire five years from the date of grant. The shares vested equally on December 31, 2018 and March 31, 2019. The Company valued the option using a Black-Scholes option pricing model.

The assumptions used for the option granted during the six months ended March 31, 2019 are as follows:

Exercise price	$0.06
Expected dividends	-
Expected volatility	126.8 – 133.7%
Risk free interest rate	2.24 - 2.47%
Expected life of options	2.5

During the six months ended March 31, 2019, the Company recorded $163,178 of stock compensation for the value of all outstanding options, and as of March 31, 2019, unvested compensation of $514,416 remained that will be amortized over the remaining vesting period.

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2019:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2018	17,946,667	$0.10 - 2.00	$0.28	$3,244,755
Granted	125,000	0.06	0.06	6,485
Cancelled	(646,429)	0.14 – 0.19	0.17	-
Exercised	-	-	-	-
Expired	(1,800,000)	0.40	0.40	-
Balance, March 31, 2019	15,625,238	$0.06 – 2.00	$0.27	$3,251,240
Vested and exercisable, March 31, 2019	11,282,381	$0.06 – 2.00	$0.32	$2,182,853

Unvested, March 31, 2019	4,342,857	$0.14 – 0.19	$0.14	$1,068,387

There was no aggregate intrinsic value for option shares outstanding at March 31, 2019. As of March 31, 2019, there were 14,374,762 shares of stock options remaining available for issuance under the 2010 Plan.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	13,912,738	3.54	$0.15	9,569,881	3.33	$0.15
0.40 - 0.99	312,500	0.87	0.40	312,500	0.87	0.40
1.00 - 1.99	750,000	1.75	1.00	750,000	1.75	1.00
2.00	650,000	1.75	2.00	650,000	1.75	2.00
$0.06 - 2.00	15,625,238	3.23	$0.27	11,282,381	3.07	$0.32

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

During the six months ended March 31, 2019, the Company issued a warrant to purchase 284,714 shares with an exercise price of $0.15 per share as part of the sale of equity units. The warrant expires five years from the date of grant.

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2019:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2018	67,907,728	$0.12 - 0.67	$0.17	$3,434,560
Granted	284,714	0.15	0.15	17,803
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(1,171,905)	0.40 – 0.65	0.44	-
Balance, March 31, 2019	67,020,537	$0.12 - 0.67	$0.17	$3,452,363
Vested and exercisable, March 31, 2019	67,020,537	$0.12 - 0.67	$0.17	$3,452,363

There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2019.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	2.61	$0.15	59,279,384	2.61	$0.15
0.21 – 0.49	7,552,665	1.53	0.26	7,552,665	1.53	0.26
0.50 – 0.67	188,488	0.33	0.66	188,488	0.33	0.66

$0.12 – 0.67	67,020,537	2.49	$0.17	67,020,537	2.49	$0.17

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

NOTE 6 – SEGMENT REPORTING (CONTINUED)

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Assets By Segment

	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$29,939	$26,035	$6,196	$62,170
Total current assets	29,939	26,035	6,196	62,170

Property and equipment, net	-	-	2,091	2,091
Other assets	-	1,760	-	1,760
Total other assets	-	1,760	2,091	3,851

TOTAL ASSETS	$29,939	$27,795	$8,287	$66,021

Wellness Center USA, Inc.

Operations by Segment

	For the Six Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$16,400	$16,400
Consulting services	-	-	9,350	9,350
Total Sales	-	-	25,750	25,750

Cost of goods sold	-	-	15,450	15,450

Gross profit	-	-	10,300	10,300

Operating expenses	541,116	265,991	204,350	1,011,457

Loss from operations	$(541,116)	$(265,991)	$(194,050)	$(1,001,157)

Wellness Center USA, Inc.

Operations by Segment

	For the Six Months Ended
	March 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$36,000	$36,000
Consulting services	-	-	31,750	31,750
Total Sales	-	-	67,750	67,750

Cost of goods sold	-	-	34,658	34,658

Gross profit	-	-	33,092	33,092

Operating expenses	397,108	135,934	362,438	895,480

Loss from operations	$(397,108)	$(135,934)	$(329,346)	$(862,388)

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

NOTE 8 – COMMITMENTS

The Company leases its corporate office facilities under a non-cancellable lease agreement. The lease was initiated in July 2016 and expires February 28, 2024. The Company abandoned the facility in April 2019 and is in negotiations with the owners regarding the settlement of its lease obligations. During the three months ended March 31, 2019, the Company recorded an accrual for the potential settlement and wrote-off its $15,000 security deposit relating to the lease.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company borrowed $50,000 from one of its officers and shareholders. The loan is unsecured, has an interest rate of eight percent and is due one year from the date of issuance. Also, an officer invested $25,000 in GEN2 and a third party invested $50,000 in GEN2.

On April 2, 2019, an individual converted his convertible note payable of $110,000 and $6,389 of accrued interest into 2,327,781 shares of the Company’s common stock (see Note 4).

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

Description of Business

Background

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. The Company initially engaged in online sports and nutrition supplements marketing and distribution. The Company subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”), National Pain Centers, Inc. (“NPC”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc. On August 11, 2017, the Company entered into an agreement to sell 100% of the issued and outstanding shares of NPC, which has been accounted for as a discontinued operation on the condensed consolidated financial statements for the six months ended December 31, 2016.

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

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the six months ended March 31, 2019, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from deconsolidation of non-controlling interest of $405,383.

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

As of March 31, 2019, GEN2 had received $475,000 of investments to contribute to NEO and the Company recorded its proportionate share of $323,000 to additional paid-in-capital and $152,000 to non-controlling interest. During the six months ended March 31, 2019, NEO recorded a net loss of $2,006 relating to its operations.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2019 and 2018 was $12,875 and $41,250, respectively. The decrease of $28,375 was due to the decrease in revenues at SCI. Cost of sales for the three months ended March 31, 2019 and 2018, was $7,725 and $17,666, respectively. Gross profit for the three months ended March 31, 2019 and 2018 was $5,150 and $23,584, respectively. The gross profit decrease of $18,434 was primarily due to the decrease in revenues at SCI during the three months ended March 31, 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018 were $535,593 and $561,317, respectively. The decrease in operating expenses of $25,724 was due primarily to the decrease in consulting and salaries and wages during the three months ended March 31, 2019.

Other Expenses

Other expenses during the three months ended March 31, 2019 consisted of $21,389 of amortization of debt discount, $22,000 of financing costs and $6,878 of interest expense, totaling to $50,267. Other expenses during the three months ended March 31, 2018 consisted of $65,790 of amortization of debt discount, $70,422 of financing costs, a loss on the modification of the conversion price on a convertible note payable of $158,400, a loss on the modification of the exercise price on warrants in connection with a convertible note payable of $5,445, and $9,788 of interest expense, totaling to $309,845.

Net Loss

Our net loss for the three months ended March 31, 2019 was $580,710, compared to a net loss of $847,578 for the three months ended March 31, 2018. The decrease in the net loss of $266,868 was primarily due to the decrease in operating and other expenses.

Results of Operations for the six months ended March 31, 2019 compared to the six months ended March 31, 2018.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2019 and 2018 was $25,750 and $67,750, respectively. The decrease of $42,000 was due to the decrease in revenues at SCI. Cost of sales for the six months ended March 31, 2019 and 2018 was $15,450 and $34,658, respectively. Gross profit for the six months ended March 31, 2019 and 2018 was $10,300 and $33,092, respectively. The gross profit decrease of $22,792 was primarily due to the decrease in revenues at SCI during the six months ended March 31, 2019.

Operating Expenses

Operating expenses for the six months ended March 31, 2019 and 2018 were $1,011,457 and $895,480, respectively. The increase in operating expenses of $115,977 was due primarily to the increase in consulting and professional fees during the three months ended March 31, 2019.

Other Expenses

Other expenses during the six months ended March 31, 2019 consisted of $72,078 of amortization of debt discount, $73,434 of financing costs and $11,729 of interest expense, totaling to $157,241. Other expenses during the six months ended March 31, 2018 consisted of $135,837 of amortization of debt discount, $70,422 of financing costs, a loss on the modification of the conversion price on a convertible note payable of $158,400, a loss on the modification of the exercise price on warrants in connection with a convertible note payable of $5,445, and $13,088 of interest expense, totaling to $383,192.

Net Loss

Our net loss for the six months ended March 31, 2019 was $1,158,398, compared to a net loss of $1,245,580 for the six months ended March 31, 2018. The decrease in the net loss of $87,182 was primarily due to the decrease in other expenses, offset by the increase in operating expenses.

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

The detailed segment information of the Company is as follows:

Wellness Center USA, Inc.

Operations by Segment

	For the Six Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$16,400	$16,400
Consulting services	-	-	9,350	9,350
Total Sales	-	-	25,750	25,750

Cost of goods sold	-	-	15,450	15,450

Gross profit	-	-	10,300	10,300

Operating expenses	541,116	265,991	204,350	1,011,457

Loss from operations	$(541,116)	$(265,991)	$(194,050)	$(1,001,157)

Wellness Center USA, Inc.

Operations by Segment

	For the Six Months Ended
	March 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$36,000	$36,000
Consulting services	-	-	31,750	31,750
Total Sales	-	-	67,750	67,750

Cost of goods sold	-	-	34,658	34,658

Gross profit	-	-	33,092	33,092

Operating expenses	397,108	135,934	362,438	895,480

Loss from operations	$(397,108)	$(135,934)	$(329,346)	$(862,388)

There was no revenue or cost of goods sold for the Medical Devices segment for the six months ended March 31, 2019 and 2018. Operating expenses for the six months ended March 31, 2019 and 2018 was $265,991 and $135,934, respectively. The increase in operating expenses of $130,057 in 2019 was due primarily to the increase in contract labor. The loss from operations for the six months ended March 31, 2019 and 2018 was $265,991 and $135,934, respectively.

Revenue for the Authentication and Encryption segment for the six months ended March 31, 2019 and 2018 was $25,750 and $67,750, respectively. The decrease of $42,000 was due to the decrease in trade sales and consulting services in 2019. Cost of goods sold for the six months ended March 31, 2019 and 2018 was $15,450 and $34,658, respectively, and the gross profit was $10,300 and $33,092, respectively. The gross profit decrease in in 2019 of $22,792 was primarily due to the decrease in sales in 2019. Operating expenses for the six months ended March 31, 2019 and 2018 was $204,350 and $362,438, respectively. The decrease in operating expenses of $158,088 in 2019 was due primarily to the decrease in stock compensation costs and salaries and wages. The loss from operations for the six months ended March 31, 2019 and 2018 was $194,050 and $329,346, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2019 and 2018 was $541,116 and $397,108, respectively. The increase in operating expenses of $144,008 in 2019 was due primarily to the increase in professional fees. The loss from operations for the six months ended March 31, 2019 and 2018 was $541,116 and $397,108, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2019, the Company incurred a net loss of $1,158,398 and used cash in operations of $685,290, and had a shareholders’ deficit of $1,078,563 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $62,170. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2019, the Company received $743,250 through short-term loans, contributions of capital by a joint venture partner and the sale of common stock. As of March 31, 2019, loans payable to officers and shareholders of $324,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. At March 31, 2019, the Company had outstanding convertible note of $110,000 that was past due, but on April 2, 2019, was converted into shares of the Company’s common stock.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of six months ended March 31, 2019 and 2018

As of March 31, 2019, we had $62,170 in cash, negative working capital of $1,082,414 and an accumulated deficit of $24,534,119.

As of March 31, 2018, we had $40,413 in cash, negative working capital of $781,158 and an accumulated deficit of $20,310,695.

Cash flows used in operating activities

During the six months ended March 31, 2019, the Company used cash flows in operating activities of $685,290, compared to $478,370 used in the six months ended March 31, 2018. During the six months ended March 31, 2019, the Company incurred a net loss of $1,158,398 and $383,818 of non-cash expenses compared to a net loss of $1,245,580 and $536,680 of non-cash expenses during the six months ended March 31, 2018.

Cash flows used in investing activities

During the six months ended March 31, 2019 and 2018, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended March 31, 2019, the Company had proceeds from loans payable from officers and shareholders of $258,250, proceeds from common stock issued for cash of $10,000 and proceeds of $475,000 from contributions of capital by its joint venture partner. During the six months ended March 31, 2018, the Company had proceeds from loans payable from officers and shareholders of $179,000, proceeds from a convertible note payable of $150,000, and proceeds from the exercise of stock warrants of $170,914, and used cash to repay loans payable from officers and shareholders of $10,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission on January 15, 2019. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended March 31, 2019.

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

The company has implemented the following corporate policies to remediate the noted material weaknesses:

●	All Debt agreements must be approved by the Board

●	All Equity grants must be approved by the Board

●	All Officers must have an agreement approved by the Board

●	All employees must have a written agreement

●	Consultant agreements with payments totaling over $20,000 must be approved by the Board

●	Creation of a Board compensation plan

●	Creation of an Audit Committee with an Audit Committee Charter

●	Creation of a policy for Board approval on cash disbursements over $20,000

●	Creation of a policy to ensure no one at any entity can initiate a payment to them selves

●	Creation of controls over all Press Releases

●	Ensure the Company will only work with licensed dealer/brokers relating to the sale of equity instruments.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2019.

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

WELLNESS CENTER USA, INC.

Date: June 24, 2019	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: June 24, 2019	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	June 24, 2019
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	June 24, 2019
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	June 24, 2019
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	June 24, 2019
Thomas E. Scott

/s/ William E. Kingsford	Director	June 24, 2019
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	June 24, 2019
Roy M. Harsch

