Form 10-Q
period 2019-06-30
Wellness Center USA, Inc.
filed 2019-09-30
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

WELLNESS CENTER USA, INC.

(Name of small business issuer in its charter)

NEVADA	333-173216	27-2980395
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

145 E. University Boulevard, Tucson, AZ 85705

(Address of Principal Executive Offices)

(847) 925-1885

(Issuer Telephone number)

(Former name or former address, if changed since last report)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 30, 2019 was 107,497,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2019

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

PART II— OTHER INFORMATION

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$49,603	$4,210
Inventories	55,000	-
Prepaid expenses and other current assets	-	1,550
Total Current Assets	104,603	5,760

Property and equipment, net	1,827	2,619
Other assets	1,760	16,760
Total Other Assets	3,587	19,379

TOTAL ASSETS	$108,190	$25,139

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$736,246	$572,753
Deferred revenue	-	8,624
Convertible notes payable	-	202,922
Loans payable from officers and shareholders	374,250	66,000
Total Current Liabilities	1,110,496	850,299

Shareholders’ Deficit
Common stock, par value $0.001, 185,000,000 shares authorized; 107,497,077 and 100,952,569 shares issued and outstanding, respectively	107,497	100,952
Additional paid-in capital	23,716,791	22,450,252
Accumulated deficit	(25,045,034)	(22,974,740)
Total Wellness Center USA shareholders’ deficit	(1,220,746)	(423,536)

Non-controlling interest	218,440	(401,624)
Total Shareholder’s deficit	(1,002,306)	(825,160)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$108,190	$25,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Sales:
Trade	$3,108	$60,500	$19,508	$96,500
Consulting services	4,517	11,000	13,867	42,750
Total Sales	7,625	71,500	33,375	139,250

Cost of goods sold	4,575	16,967	20,025	51,625

Gross profit	3,050	54,533	13,350	87,625

Operating expenses	404,210	837,368	1,415,667	1,732,848

Loss from operations	(401,160)	(782,835)	(1,402,317)	(1,645,223)

Other expenses
Amortization of debt discount	-	(69,837)	(72,078)	(205,674)
Financing costs	(108,630)	(720,517)	(182,064)	(790,939)
Loss on modification of conversion price on convertible note payable	-	-	-	(158,400)
Loss on modification of exercise price on warrants in connection with convertible note payable	-	-	-	(5,445)
Interest expense	(6,042)	(7,248)	(17,771)	(20,336)
Total other expenses	(114,672)	(797,602)	(271,913)	(1,180,794)

NET LOSS	(515,832)	(1,580,437)	(1,674,230)	(2,826,017)

Net loss (gain) attributable to non-controlling interest	4,917	(2,179)	9,319	65,263
Loss from deconsolidation of non-controlling interest	-	-	(405,383)	-

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(510,915)	$(1,582,616)	$(2,070,294)	$(2,760,754)

Deemed dividend relating to settlement with shareholder	-	(433,000)		(433,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(510,915)	$(2,015,616)	$(2,070,294)	$(3,193,754)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	107,433,349	95,906,597	106,575,313	92,912,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	WCUI	controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, March 31, 2019 (unaudited)	104,012,153	$104,012	$23,200,187	$(24,534,119)	$(1,229,920)	$151,357	$(1,078,563)

Shares issued upon conversion of note payable and accrued interest	2,327,781	2,328	114,061	-	116,389	-	116,389

Fair value of vested stock options	-	-	72,641	-	72,641	-	72,641

Fair value of common stock issued for services	1,157,143	1,157	68,272	-	69,429	-	69,429

Fair value of additional shares issued upon conversions of note payable	-	-	108,630	-	108,630	-	108,630

Contribution of capital by joint venture partner	-	-	153,000	-	153,000	72,000	225,000

Net loss for the three months ended June 30, 2019	-	-	-	(510,915)	(510,915)	(4,917)	(515,832)

Balance, June 30, 2019 (unaudited)	107,497,077	$107,497	$23,716,791	$(25,045,034)	$(1,220,746)	$218,440	$(1,002,306)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversion of note payable and accrued interest	4,810,222	4,811	285,361	-	290,172	-	290,172

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued upon conversions of note payable	-	-	160,064	-	160,064	-	160,064

Fair value of vested stock options	-	-	235,819	-	235,819	-	235,819

Fair value of common stock issued for services	1,277,143	1,277	77,752	-	79,029	-	79,029

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	476,000	-	476,000	224,000	700,000

Net loss for the nine months ended June 30, 2019	-	-	-	(1,664,911)	(1,664,911)	(9,319)	(1,674,230)

Balance, June 30, 2019 (unaudited)	107,497,077	$107,497	$23,716,791	$(25,045,034)	$(1,220,746)	$218,440	$(1,002,306)

Balance, March 31, 2018 (unaudited)	92,879,384	$92,879	$19,841,396	$(20,310,695)	$(376,420)	$(384,830)	$(761,250)

Common shares issued for cash	333,333	333	49,667	-	50,000	-	50,000

Fair value of common stock issued for services	620,000	620	83,980	-	84,600	-	84,600

Shares issued upon conversions of note payable	1,195,631	1,196	118,367	-	119,563	-	119,563

Shares issued upon conversion of loans payable from officers and shareholders	3,019,165	3,019	403,981	-	407,000	-	407,000

Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	-	-	30,583	-	30,583	-	30,583

Fair value of warrants issued as an inducement for conversion of loans payable from officers and shareholders	-	-	689,934	-	689,934	-	689,934

Fair value of vested stock options	-	-	348,744	-	348,744	-	348,744

Fair value of shares and warrants issued upon settlement of Favored Nations clause	1,066,667	1,067	431,933	(433,000)	-	-	-

Net loss for the three months ended June 30, 2018	-	-	-	(1,582,616)	(1,582,616)	2,179	(1,580,437)

Balance, June 30, 2018 (unaudited)	99,114,180	$99,114	$21,998,585	$(22,326,311)	$(228,612)	$(382,651)	$(611,263)

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Common shares issued for cash	333,333	333	49,667	-	50,000	-	50,000

Exercise of stock warrants	1,407,619	1,407	169,507	-	170,914	-	170,914

Fair value of common stock issued for services	770,000	770	110,530	-	111,300	-	111,300

Shares issued upon conversions of note payable	1,745,631	1,746	172,817	-	174,563	-	174,563

Shares issued upon conversion of loans payable from officers and shareholders	3,019,165	3,019	403,981	-	407,000	-	407,000

Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	-	-	30,583	-	30,583	-	30,583

Fair value of warrants issued as an inducement for conversion of loans payable from officers and shareholders	-	-	689,934	-	689,934	-	689,934

Fair value of vested stock options	-	-	486,642	-	486,642	-	486,642

Fair value of common stock issued in connection with convertible note payable	486,849	487	69,935	-	70,422	-	70,422

Fair value of shares and warrants issued upon settlement of Favored Nations clause	1,066,667	1,067	431,933	(433,000)	-	-	-

Discount on convertible note payable due to beneficial conversion and warrants	-	-	150,000	-	150,000	-	150,000

Loss on modification of conversion price and exercise price on warrants in connection with convertible note payable	-	-	163,845	-	163,845	-	163,845

Net loss for the nine months ended June 30, 2018	-	-	-	(2,760,754)	(2,760,754)	(65,263)	(2,826,017)

Balance, June 30, 2018 (unaudited)	99,114,180	$99,114	$21,998,585	$(22,326,311)	$(228,612)	$(382,651)	$(611,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,674,230)	$(2,826,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	792	2,243
Amortization of debt discount	72,078	205,674
Fair value of common shares issued for services	79,029	111,300
Fair value of stock options issued for services	235,819	486,642
Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	-	30,583
Fair value of warrants issued upon conversion of loans payable from officers and shareholders	-	689,934
Fair value of additional shares issued upon conversions of note payable	160,064	-
Fair value of common stock issued with convertible note payable	22,000	-
Loss on abandonment of lease	65,000	-
Loss on modification of conversion price on convertible note payable	-	158,400
Loss on modification of exercise price on warrants in connection with convertible note payable	-	5,445
Fair value of common stock issued in connection with convertible note payable	-	70,422
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	24,999
Inventories	(55,000)	321
Prepaid expenses and other assets	16,550	(2,111)
(Decrease) Increase in:
Accounts payable and accrued expenses	113,665	273,774
Accrued payroll - officers	-	(13,440)
Deferred revenue	(8,624)	(8,250)
Net cash used in operating activities	(972,857)	(790,081)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	333,250	427,500
Repayment of loans payable from officers and shareholders	(25,000)	(20,500)
Proceeds from convertible note payable	-	150,000
Common stock and warrants issued for cash	10,000	50,000
Exercise of stock warrants	-	170,914
Contribution of capital by joint venture partner	700,000	-
Net cash provided by financing activities	1,018,250	777,914

Net increase (decrease) in cash	45,393	(12,167)

Cash beginning of period	4,210	29,369
Cash end of period	$49,603	$17,202

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Conversion of convertible note payable and accrued interest into common shares	$290,172	$174,563
Debt discount on convertible note payable	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2019, the Company incurred a net loss of $1,674,230 and used cash in operations of $972,857, and had a shareholders’ deficit of $1,002,306 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $49,603. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2019, the Company received $1,018,250 through short-term loans, contributions of capital by a joint venture partner and the sale of common stock.

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

Through October 2018, PSI was operated by PDC, a joint venture between PSI and the Medical Alliance, Inc (“TMA”). On November 15, 2018, the Company and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. In December 2018, the Company and its wholly-owned subsidiary, Psoria-Shield, Inc. (“PSI”), entered into a Joint Venture Agreement with PSI Gen 2 Funding, Inc. (“GEN2”), an Illinois corporation, to further development, marketing, licensing and/or sale of PSI technology and products. The joint venture is conducted through NEO Phototherapy, LLC, a recently formed Illinois limited liability company (“NEO”), with principal offices and records to be maintained at WCUI’s offices. See Non-Controlling Interests in Note 2 for more details.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2019 and 2018, the dilutive impact of outstanding stock options of 15,687,738 and 17,890,000 shares, respectively, and outstanding warrants for 66,832,049 and 69,022,753 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2018 was $8,624. No deferred revenue was recorded at June 30, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. Repayment of the $700,000 investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

As of June 30, 2019, GEN2 had received $700,000 of investments to contribute to NEO and the Company recorded its proportionate share of $476,000 to additional paid-in-capital and $224,000 to non-controlling interest. During the three and nine months ended June 30, 2019, NEO recorded a loss of $15,367 and $17,373, respectively, relating to its operations.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2018, loans payable from officers and shareholders of $66,000 were outstanding. During the nine months ended June 30, 2019, the Company borrowed $333,250 from its officers and shareholders and repaid $25,000 to its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of June 30, 2019, loans payable to officers and shareholders of $374,250 were outstanding.

NOTE 4 – CONVERTIBLE NOTE AGREEMENTS

	June 30, 2018	September 30, 2018

Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	-	110,000
Debt discount – unamortized balance	-	(72,078)
Convertible note payable, net	$-	$202,922

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

During the nine months ended June 30, 2019, the Company amended the terms of the agreement by extending the maturity date to January 2019 and reducing the conversion price from $0.10 per share to $0.07 per share. The reduction of the conversion price caused the Company to issue an additional 744,732 shares, which on the dates of amendment had a combined total fair value of $51,434, which was recorded a financing cost during the nine months ended June 30, 2019.

During the nine months ended June 30, 2019, the individual converted $165,000 of the convertible note payable and $8,783 of accrued interest into 2,482,441 shares of the Company’s common stock. During the nine months ended June 30, 2019, the Company amortized the remaining $3,837 of debt discount, leaving no unamortized balance at June 30, 2019. No amounts were outstanding under the agreement as of June 30, 2019.

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

During the nine months ended June 30, 2019, the Company amended the terms of the agreement by reducing the conversion price from $0.15 per share to $0.05 per share. The reduction of the conversion price caused the Company to issue an additional 1,551,854 shares, which on the date of amendment had a fair value of $108,630, which was recorded a financing cost during the three and nine months ended June 30, 2019.

During the three and nine months ended June 30, 2019, the Company amortized $21,389 and $68,241 of debt discount, respectively, leaving no unamortized balance at June 30, 2019. On April 2, 2019, the individual converted the note payable of $110,000 and $6,389 of accrued interest into 2,327,781 shares of the Company’s common stock. No amounts were outstanding under the agreement as of June 30, 2019.

NOTE 5 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the nine months ended June 30, 2019, the Company received $10,000 from the sale of 142,857 shares of its common stock. In connection with the sale, the Company issued a warrant to the shareholder to purchase 284,714 shares of the Company’s common stock. The warrant expires five years from the date of grant and has an exercise price of $0.15 per share.

Common shares issued for Services

During the nine months ended June 30, 2019, the Company issued 1,277,143 shares of its common stock valued at $79,029 for services provided by consultants. The shares were valued at the trading price of the common stock at the date of issuance.

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

During the nine months ended June 30, 2019, the Company granted options to an employee to purchase an aggregate total of 187,500 shares of its common stock with an aggregate fair value of $8,684. The options have exercise prices of $0.04 and $0.06 per share and expire five years from the date of grant. The shares vested equally each quarter beginning on December 31, 2018. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the option granted during the nine months ended June 30, 2019 are as follows:

Exercise price	$0.04 - $ 0.06
Expected dividends	-
Expected volatility	126.8 - 137.4%
Risk free interest rate	1.73 - 2.47%
Expected life of options	2.5

During the nine months ended June 30, 2019, the Company recorded $235,819 of stock compensation for the value of all outstanding options, and as of June 30, 2019, unvested compensation of $452,659 remained that will be amortized over the remaining vesting period.

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2019:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2018	17,946,667	$0.10 - 2.00	$0.28	$3,244,755
Granted	187,500	0.04 - 0.06	0.05	8,684
Cancelled	(646,429)	0.14 - 0.19	0.17	-
Exercised	-	-	-	-
Expired	(1,800,000)	0.40	0.40	-
Balance, June 30, 2019	15,687,738	$0.04 – 2.00	$0.27	$3,253,439
Vested and exercisable, June 30, 2019	11,946,667	$0.04 – 2.00	$0.31	$2,185,052

Unvested, June 30, 2019	3,741,071	$0.14 – 0.19	$0.14	$1,068,387

There was no aggregate intrinsic value for option shares outstanding at June 30, 2019. As of June 30, 2019, there were 14,312,262 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	13,975,238	3.30	$0.15	10,234,167	3.13	$0.15
0.40 - 0.99	312,500	0.62	0.40	312,500	0.62	0.40
1.00 - 1.99	750,000	1.50	1.00	750,000	1.50	1.00
2.00	650,000	1.50	2.00	650,000	1.50	2.00
$0.06 - 2.00	15,687,738	3.06	$0.27	11,946,667	3.07	$0.31

Stock Warrants

During the nine months ended June 30, 2019, the Company issued a warrant to purchase 284,714 shares with an exercise price of $0.15 per share as part of the sale of equity units. The warrant expires five years from the date of grant.

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2019:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2018	67,907,728	$0.12 - 0.67	$0.17	$3,434,560
Granted	284,714	0.15	0.15	17,803
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(1,360,393)	0.40 – 0.67	0.47	-
Balance, June 30, 2019	66,832,049	$0.12 - 0.40	$0.17	$3,452,363
Vested and exercisable, June 30, 2019	66,832,049	$0.12 - 0.40	$0.17	$3,452,363

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2019.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	2.15	$0.15	59,279,384	2.15	$0.15
0.21 – 0.49	7,552,665	1.05	0.26	7,552,665	1.05	0.26
0.50 – 0.67	-	-	-	-	-	-

$0.12 – 0.67	66,832,049	2.03	$0.17	66,832,049	2.03	$0.17

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

The Company operates in the following business segments:

(i) Medical Devices: which stems from PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases.

(ii) Authentication and Encryption Products and Services: which stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014, which has engaged in the business of selling, licensing or otherwise providing certain authentication and encryption products and services since acquisition of certain assets from SMI on April 4, 2014.

The detailed segment information of the Company is as follows:

Assets By Segment

	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$1,687	$47,916	$-	$49,603
Inventories	-	55,000	-	55,000
Total current assets	1,687	102,916	-	104,603

Property and equipment, net	-	-	1,827	1,827
Other assets	-	1,760	-	1,760
Total other assets	-	1,760	1,827	3,587

TOTAL ASSETS	$1,687	$104,676	$1,827	$108,190

Operations by Segment

	For the Nine Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	716,900	399,111	299,656	1,415,667

Loss from operations	$(716,900)	$(399,111)	$(286,306)	$(1,402,317)

	For the Nine Months Ended
	June 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$51,500	$96,500
Consulting services	-	-	42,750	42,750
Total Sales	-	45,000	94,250	139,250

Cost of goods sold	-	-	51,625	51,625

Gross profit	-	45,000	42,625	87,625

Operating expenses	940,169	176,859	615,820	1,732,848

Loss from operations	$(940,169)	$(131,859)	$(573,195)	$(1,645,223)

NOTE 7 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $80,454 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits.

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

NOTE 7 – LEGAL MATTERS (CONTINUED)

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

On January 31, 2019, the employment agreement between the Company and its former CEO dated April 1, 2018 was terminated and his service thereunder as Director of Business Development ceased as of that date.

NOTE 8 – COMMITMENTS

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000, or a total aggregate remaining payment of approximately $640,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. During the nine months ended June 30, 2019, the Company recorded an accrual for the estimated potential settlement and wrote-off its $15,000 security deposit relating to the lease.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company borrowed $50,000 from two of its officers and shareholders. The loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

On September 3, 2019, our Board of Directors unanimously approved, subject to stockholder approval: (1) execution and delivery of a proposed Share Exchange Agreement with DTI Holdings, Inc. (“DTI”) relating to the share exchange and transfer of certain assets of SCI pursuant to the terms and conditions of a Memorandum of Agreement in substantially the form of the copy presented to the Board (“Agreement”); and (2) the amendment of our Articles of Incorporation to increase our total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares (“Amendment”). As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock have executed written stockholder consents approving these actions.

The Agreement provides, among other things, that: (1) DTI will pay the Company $500,000 upon the execution of a definitive share exchange agreement (“Share Exchange Agreement”) which the parties will endeavor to negotiate and execute as quickly as possible, and not later than October 15, 2019; (2) DTI will pay the Company an additional $500,000 within seven days following the completion date of the transfer of all assets and/or full ownership of SCI to DTI, with such date to occur within 120 days following execution of the Share Exchange Agreement; (3) DTI will issue to the Company 3,112,000 shares of DTI common stock and will guaranty that the value of the 3,112,000 shares of DTI common stock will have a value of at least $4.50 per share ($14,004,000, in the aggregate), as of December 31, 2021; (4) To the extent that the value of the DTI common shares, as of December 31, 2021, is less than $4.50 per share ($14,004,000, in the aggregate), DTI will issue additional shares of DTI common stock, at the then current fair market value, in an amount sufficient to cause the resulting aggregate value of all shares of DTI common stock issued to the Company to be $14,004,000, in the aggregate; (5) DTI will assign the assets transferred by SCI, including trademarks, intellectual properties, and patents, to its subsidiary, Femtobitz, Inc., a Delaware corporation, and will pay to the Company 1% of annual gross revenue arising from or relating to operation of Femtobitz, Inc.; and (6) Upon closing of the share exchange, the Company’s Chairman will be appointed an advisory board member of DTI and a board member of Femtobitz, Inc.

Discussions between the Company and DTI are in the initial stages and there can be no assurance that the proposed transaction described in the Agreement will be concluded successfully on the terms described or any alternate terms that may be proposed hereafter.

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

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the nine months ended June 30, 2019, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from deconsolidation of non-controlling interest of $405,383.

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. Repayment of the $700,000 investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

As of June 30, 2019, GEN2 had received $700,000 of investments to contribute to NEO and the Company recorded its proportionate share of $476,000 to additional paid-in-capital and $224,000 to non-controlling interest. During the nine months ended June 30, 2019, NEO recorded a net loss of $17,373 relating to its operations.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It provides: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDutyTM).

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

SCI was managed initially by Ricky Howard, who brought over thirty years of experience in operations management and executive positions in a variety of industries ranging from entrepreneurial startups to Fortune 500 companies. He played an integral role in bringing the company’s capabilities to its present status including design and creation of its manufacturing capabilities, implementation of its ERP inventory controls system, software and hardware development, marketing and sales materials processes and day-to-day operational procedures and processes. In November 2018, Mr. Howard passed away suddenly and Mr. O’Harrow took over operations of SCI’s business on an interim basis.

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2019 and 2018 was $7,625 and $71,500, respectively. The decrease of $63,875 in 2019 was due to the decrease in revenues at PSI and SCI. Cost of sales for the three months ended June 30, 2019 and 2018, was $4,575 and $16,967, respectively. Gross profit for the three months ended June 30, 2019 and 2018 was $3,050 and $54,533, respectively. The gross profit decrease of $51,483 was primarily due to the decrease in revenues at PSI and SCI during the three months ended June 30, 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were $404,210 and $837,368, respectively. The decrease in operating expenses of $433,158 was due primarily to the decrease in consulting fees and stock compensation during the three months ended June 30, 2019.

Other Expenses

Other expenses during the three months ended June 30, 2019 consisted of $108,630 of financing costs and $6,042 of interest expense, totaling to $114,672. Other expenses during the three months ended June 30, 2018 consisted of $69,837 of amortization of debt discount, $720,517 of financing costs and $7,248 of interest expense, totaling to $797,602.

Net Loss

Our net loss for the three months ended June 30, 2019 was $515,832, compared to a net loss of $1,580,437 for the three months ended June 30, 2018. The decrease in the net loss of $1,064,605 was primarily due to the decrease in operating and other expenses.

Results of Operations for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2019 and 2018 was $33,375 and $139,250, respectively. The decrease of $105,875 in 2019 was due to the decrease in revenues at PSI and SCI. Cost of sales for the nine months ended June 30, 2019 and 2018 was $20,025 and $51,625, respectively. Gross profit for the nine months ended June 30, 2019 and 2018 was $13,350 and $87,625, respectively. The gross profit decrease of $74,275 was primarily due to the decrease in revenues at PSI and SCI during the nine months ended June 30, 2019.

Operating Expenses

Operating expenses for the nine months ended June 30, 2019 and 2018 were $1,415,667 and $1,732,848, respectively. The decrease in operating expenses of $317,181 was due primarily to the decrease in consulting and professional fees and stock compensation during the nine months ended June 30, 2019.

Other Expenses

Other expenses during the nine months ended June 30, 2019 consisted of $72,078 of amortization of debt discount, $182,064 of financing costs and $17,771 of interest expense, totaling to $271,913. Other expenses during the nine months ended June 30, 2018 consisted of $205,674 of amortization of debt discount, $790,939 of financing costs, a loss on the modification of the conversion price on a convertible note payable of $158,400, a loss on the modification of the exercise price on warrants in connection with a convertible note payable of $5,445, and $20,336 of interest expense, totaling to $1,180,794.

Net Loss

Our net loss for the nine months ended June 30, 2019 was $1,674,230, compared to a net loss of $2,826,017 for the nine months ended June 30, 2018. The decrease in the net loss of $1,151,787 was primarily due to the decrease in operating and other expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment

	For the Nine Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	716,900	399,111	299,656	1,415,667

Loss from operations	$(716,900)	$(399,111)	$(286,306)	$(1,402,317)

	For the Nine Months Ended
	June 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$51,500	$96,500
Consulting services	-	-	42,750	42,750
Total Sales	-	45,000	94,250	139,250

Cost of goods sold	-	-	51,625	51,625

Gross profit	-	45,000	42,625	87,625

Operating expenses	940,169	176,859	615,820	1,732,848

Loss from operations	$(940,169)	$(131,859)	$(573,195)	$(1,645,223)

There was no revenue or cost of goods sold for the Medical Devices segment for the nine months ended June 30, 2019. Revenue for the Medical Devices segment for the nine months ended June 30, 2018 was $45,000. There was no cost of goods sold for the Medical Devices segment for the nine months ended June 30, 2019 and 2018. Operating expenses for the nine months ended June 30, 2019 and 2018 was $399,111 and $176,859, respectively. The increase in operating expenses of $222,252 in 2019 was due primarily to the increase in contract labor. The loss from operations for the nine months ended June 30, 2019 and 2018 was $399,111 and $131,859, respectively.

Revenue for the Authentication and Encryption segment for the nine months ended June 30, 2019 and 2018 was $33,375 and $94,250, respectively. The decrease of $60,875 was due to the decrease in trade sales and consulting services in 2019. Cost of goods sold for the nine months ended June 30, 2019 and 2018 was $20,025 and $51,625, respectively, and the gross profit was $13,350 and $42,625, respectively. The gross profit decrease in 2019 of $29,275 was primarily due to the decrease in sales in 2019. Operating expenses for the nine months ended June 30, 2019 and 2018 was $299,656 and $615,820, respectively. The decrease in operating expenses of $316,164 in 2019 was due primarily to the decrease in stock compensation costs and salaries and wages. The loss from operations for the nine months ended June 30, 2019 and 2018 was $286,306 and $573,195, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2019 and 2018 was $716,900 and $940,169, respectively. The decrease in operating expenses of $223,269 in 2019 was due primarily to the decrease in professional fees and stock compensation. The loss from operations for the nine months ended June 30, 2019 and 2018 was $716,900 and $940,169, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2019, the Company incurred a net loss of $1,674,230 and used cash in operations of $972,857, and had a shareholders’ deficit of $1,002,306 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $49,603. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2019, the Company received $1,018,250 through short-term loans, contributions of capital by a joint venture partner and the sale of common stock. As of June 30, 2019, loans payable to officers and shareholders of $374,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of nine months ended June 30, 2019 and 2018

As of June 30, 2019, we had $49,603 in cash, negative working capital of $1,005,893 and an accumulated deficit of $25,045,034.

As of June 30, 2018, we had $17,202 in cash, negative working capital of $630,906 and an accumulated deficit of $22,326,311.

Cash flows used in operating activities

During the nine months ended June 30, 2019, the Company used cash flows in operating activities of $972,857, compared to $790,081 used in the nine months ended June 30, 2018. During the nine months ended June 30, 2019, the Company incurred a net loss of $1,674,230 and $634,782 of non-cash expenses, compared to a net loss of $2,826,017 and $1,760,643 of non-cash expenses during the nine months ended June 30, 2018.

Cash flows used in investing activities

During the nine months ended June 30, 2019 and 2018, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the nine months ended June 30, 2019, the Company had proceeds from loans payable from officers and shareholders of $333,250, proceeds from common stock issued for cash of $10,000 and proceeds of $700,000 from contributions of capital by its joint venture partner. The Company used cash to repay loans payable from officers and shareholders of $25,000. During the nine months ended June 30, 2018, the Company had proceeds from loans payable from officers and shareholders of $427,500, from a convertible note payable of $150,000, from the sale of common stock of $50,000 and from the exercise of stock warrants of $170,914. The Company used cash to repay loans payable from officers and shareholders of $20,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission on January 15, 2019. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended June 30, 2019.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2019, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2019.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $80,454 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits.

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

WELLNESS CENTER USA, INC.

Date: September 30, 2019	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: September 30, 2019	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	September 30, 2019
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	September 30, 2019
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	September 30, 2019
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	September 30, 2019
Thomas E. Scott

/s/ William E. Kingsford	Director	September 30, 2019
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	September 30, 2019
Roy M. Harsch

