Form 10-K
period 2019-09-30
Wellness Center USA, Inc.
filed 2020-01-28
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

(847) 925-1885

(Issuer Telephone number)

2500 West Higgins Road, Ste. 780, Hoffman Estates, IL, 60169

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]. No [X]

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ended September 30, 2019: $2,773,921.

As of September 30, 2019, the registrant had 107,497,077 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: See Item 15.

PART I

ITEM 1.	BUSINESS

Background.

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. We initially engaged in online sports and nutrition supplements marketing and distribution. We subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc.

The Company currently operates in two business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are conducted through our wholly-owned subsidiaries, PSI and SCI.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. We acquired all of the issued and outstanding shares of stock in PSI on August 24, 2012.

Joint Ventures

We conducted PSI operations through Psoria Development Company LLC, an Illinois limited liability company (“PDC”), from January 15, 2015 through October, 2018. PDC was a joint venture between WCUI/PSI and The Medical Alliance, Inc., a Florida corporation (“TMA”). On November 15, 2018, PSI and TMA terminated the PDC joint venture. On the termination date, the non-controlling interest’s share of the accumulated losses of the joint venture totaled $405,383. During the year ended September 30, 2019, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from deconsolidation of non-controlling interest of $405,383.

In December 2018, the Company and PSI entered into a Joint Venture Agreement with PSI GEN2 Funding, Inc., an Illinois corporation (“GEN2”), to further develop, market, license and/or sell PSI technology and products. The Joint Venture Agreement provides for the venture to be conducted through NEO Phototherapy, LLC, an Illinois limited liability company (“NEO”), with PSI and GEN2 to hold membership Units representing 50.5% and 36.0% ownership, respectively. It provides for an additional 13.5% of such Units to be reserved for issuance as incentive awards to key employees and consultants. PSI and GEN2 are to jointly manage NEO’s day-to-day operations.

According to the Joint Venture Agreement, PSI would contribute PSI technology to NEO in consideration for its Units and GEN2 would contribute $700,000 for its Units. Once NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000, the next $700,000 of realized and retained cumulative net income/distributable cash would be distributed to GEN2. Distributions thereafter would be made to PSI, GEN2 and other members, if any, in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

As of September 30, 2019, NEO’s operations required funding in excess of the $700,000 initially anticipated by the joint venture. As of that date, GEN2 had contributed $925,000 to NEO, for which GEN2 received Units representing a cumulative total of 39.0% ownership of NEO. Additional Units representing a 10% ownership interest in NEO were awarded to one individual as a key staff incentive from the reserve initially established for such awards, with no further awards currently anticipated. As a result, once NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000, the next $975,000 of realized and retained cumulative net income/distributable cash would be distributed to GEN2. Distributions thereafter would be made to PSI, GEN2 and the other member, in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

GEN2 contributions to NEO were derived from its shareholders, which consist of accredited investors, and which include several WCUI officers and directors, including Calvin R. O’Harrow, Roy M. Harsch, William E. Kingsford, Douglas Samuelson, Paul D. Jones and Thomas E. Scott. GEN2 shareholders, including said officers and directors of WCUI, will share any realized and retained cumulative net income/distributable cash that may be distributed to GEN2.

As of September 30, 2019, the Company interest was adjusted to 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of $471,750 to additional paid-in-capital and $453,250 to non-controlling interest as of that date. During the year ended September 30, 2019, NEO recorded a loss of $122,655 relating to its operations.

Psoria-Light

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

Traditionally, “non-targeted” UV phototherapy was administered by lamps that emitted either UVA or UVB light to b+oth diseased and healthy skin. While sunblocks or other UV barriers may be used to protect healthy skin, the UV administered in this manner must be low dosage to avoid excessive exposure of healthy tissue. Today, “targeted” UV phototherapy devices administer much higher dosages of light only to affected tissue, resulting in “clearance” in the case of psoriasis and eczema, and “repigmentation” in the case of vitiligo, at much faster rates than non-targeted (low dosage) UV treatments.

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

SCI

SCI was incorporated under the laws of the state of Illinois on March 18, 2014. SCI acquired certain Stealth Mark assets on April 4, 2014 and operates as a wholly-owned subsidiary of the Company. It is a provider of: a) Stealth Mark encryption and authentication solutions offering advanced technologies within the security and supply chain management vertical sectors (Intelligent Microparticles), and b) advanced data intelligence services offering proprietary, unprecedented, and actionable technology for industries, companies, and agencies on a global scale (ActiveDuty™).

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

Proposed Share Exchange

On September 3, 2019, our Board unanimously approved, subject to stockholder approval, the execution and delivery of a proposed Share Exchange Agreement relating to the share exchange and transfer of certain assets of SCI to DTI Holdings, Inc. (“DTI”) pursuant to the terms and conditions of a Memorandum of Agreement providing, among other things, as follows:

●	DTI will pay the Company $500,000 upon execution of a definitive share exchange agreement (“Share Exchange Agreement”) which the parties will endeavor to negotiate and execute as quickly as possible, and not later than October 15, 2019.
●	DTI will pay the Company an additional $500,000 within seven days following the completion date of the transfer of all assets and/or full ownership of SCI to DTI, with such date to occur within 120 days following execution of the Share Exchange Agreement.
●	DTI will issue to the Company 3,112,000 shares of DTI common stock and will guaranty that the value of the 3,112,000 shares of DTI common stock will have a value of at least $4.50 per share ($14,004,000, in the aggregate), as of December 31, 2021.
●	To the extent that the value of the DTI common shares, as of December 31, 2021, is less than $4.50 per share ($14,004,000, in the aggregate), DTI will issue additional shares of DTI common stock, at the then current fair market value, in an amount sufficient to cause the resulting aggregate value of all shares of DTI common stock issued to the Company to be $14,004,000, in the aggregate.
●	DTI will assign the assets transferred by SCI, including trademarks, intellectual properties, and patents, to its subsidiary, Femtobitz, Inc., a Delaware corporation, and will pay to the Company 1% of annual gross revenue arising from or relating to operation of Femtobitz, Inc.
●	Upon closing of the share exchange, the Company’s Chairman will be appointed an advisory board member of DTI and a board member of Femtobitz, Inc.

The 3,112,000 shares of DTI common stock to be issued to us in exchange for all of our shares of SCI common stock will represent a minority of the issued and outstanding shares of DTI common stock as of the date of issuance. The DTI shares will be issued in reliance upon the exemption from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D thereunder. As such, such shares may not be offered or sold by us unless they are registered under the Securities Act or qualify for an exemption from the registration requirements under the Securities Act.

As of September 18, 2019, stockholders holding a majority of our outstanding common stock approved the share exchange and the Company began discussions and negotiations with DTI, which are currently on-going as of the date of this filing. There can be no assurance that the proposed transaction will be concluded successfully on the terms described or any alternate terms that may be proposed hereafter.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2019, and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. During the year ended September 30, 2019, the Company recorded an accrual for the estimated potential settlement and wrote-off its $15,000 security deposit relating to the lease.

Through January 2019, PSI’s offices were located at 6408 West Linebaugh Avenue, Suite 103, Tampa, Florida, 33625. PSI’s telephone number is (866) 725-0969. In February 2019, PSI entered into a non-cancellable lease agreement to lease its office facilities located at 409 Mandeville Street, Utica, New York, 13502. The term of the lease is for two years and expires February 8, 2021, with monthly base rent of $1,800.

Through December 31, 2019, SCI offices were located at 273 Midway Lane, Oak Ridge, Tennessee 37830. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property to the owners as documented in the agreement.

ITEM 3.	LEGAL PROCEEDINGS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $89,301.87 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600.00 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

In periodic reports the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

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

On January 31, 2019, the former CEO was terminated and his service as Director of Business Development ceased as of that date.

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

Common Stock

During the year ended September 30, 2016, the Company was authorized by its Articles of Incorporation to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. During the year ended September 30, 2017, the Company amended its Articles of Incorporation to authorize it to issue up to 185,000,000 shares of common stock, par value $0.001 per share, through a filing of a Certificate of Amendment on January 12, 2017. As of September 30, 2018, there were 100,952,569 shares of common stock issued and outstanding.

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action. As of September 30, 2019, there were 107,497,077 shares of common stock issued and outstanding.

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

As of September 30, 2019 and 2018, 15,237,738 and 17,946,667 shares, respectively, were outstanding under the 2010 Option Plan.

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

Background.

Wellness Center USA, Inc. (“WCUI” or the “Company”) was incorporated in June 2010 under the laws of the State of Nevada. We initially engaged in online sports and nutrition supplements marketing and distribution. We subsequently expanded into additional businesses within the healthcare and medical sectors through acquisitions, including Psoria-Shield Inc. (“PSI”) and StealthCo Inc. (“SCI”), d/b/a Stealth Mark, Inc.

The Company currently operates in two business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology; and (ii) authentication and encryption products and services. The segments are conducted through our wholly-owned subsidiaries, PSI and SCI.

Results of Operations for the year ended September 30, 2019 compared to the year ended September 30, 2018

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2019 and 2018 was $33,375 and $213,723, respectively. The decrease of $180,348 in 2019 was primarily due to the decrease in sales in the Authentication and Encryption segment.

Cost of sales for the years ended September 30, 2019 and 2018 was $20,025 and $79,960, respectively. Gross profit for the years ended September 30, 2019 and 2018, was $13,350 and $133,763, respectively. The gross profit decrease of $120,413 in 2019 was primarily due to the decrease in sales.

Operating Expenses

Operating expenses for the years ended September 30, 2019 and 2018 was $1,779,934 and $2,226,362, respectively. The decrease in operating expenses of $446,428 was due to the decrease in operating expenses at SCI and at the corporate segment, offset by the increase in operating expenses at the Medical Device segment. The decrease in expenses at the corporate segment primarily related to the decrease in stock compensation expenses. Stock compensation expenses totaled to $300,925 and $612,503 during the years ended September 30, 2019 and 2018, respectively.

Other Expenses

Other expenses during the year ended September 30, 2019 consisted of $72,078 of amortization of debt discount, $182,064 of financing costs and $25,298 of interest expense, totaling to $279,440.

Other expenses during the year ended September 30, 2018 consisted of $318,038 of amortization of debt discount, $158,400 relating to a loss on the modification of the conversion price on a convertible note payable, $5,445 relating to a loss on the modification of the exercise price on warrants in connection with the convertible note payable, $891,583 of financing costs, and $27,354 of interest expense. Total other expenses totaled to $1,400,820.

Net Loss

Our net loss for the years ended September 30, 2019 and 2018 was $2,046,024 and $3,493,419, respectively. The decrease in the net loss of $1,447,395 was primarily due to the decrease in operating expenses of $446,428 in 2019, and the decrease in total other expenses in 2019 of $1,121,380.

Segment Information

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

The detailed segment information of the Company is as follows:

Operations by Segment

	For the Year Ended
	September 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	782,961	641,236	355,737	1,779,934

Loss from operations	$(782,961)	$(641,236)	$(342,387)	$(1,766,584)

Operations by Segment

	For the Year Ended
	September 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$95,023	$140,023
Consulting services	-	-	73,700	73,700
Total Sales	-	45,000	168,723	213,723

Cost of goods sold	-	-	79,960	79,960

Gross profit	-	45,000	88,763	133,763

Operating expenses	1,179,937	224,196	822,229	2,226,362

Loss from operations	$(1,179,937)	$(179,196)	$(733,466)	$(2,092,599)

Revenue for the Medical Devices segment for the year ended September 30, 2018 was $45,000. There was no revenue for the Medical Devices segment for the year ended September 30, 2019. The decrease of $45,000 was due to the decrease in sales of their Psoria-Light devices. There were no cost of sales for the years ended September 30, 2019 and 2018, as their inventory had been written-off in previous years. Gross profit for the year ended September 30, 2018 was 45,000. The decrease in gross profit of $45,000 in 2019 was due to the decreased sales in 2019. Operating expenses for the years ended September 30, 2019 and 2018 was $641,236 and $224,196, respectively. The increase in operating expenses of $417,040 in 2019 was due primarily to the increase in R&D expenses, consulting fees and contract labor. The loss from operations for the years ended September 30, 2019 and 2018 was $641,236 and $179,196, respectively.

Revenue for the Authentication and Encryption segment for the years ended September 30, 2019 and 2018 was $33,375 and $168,723, respectively. The decrease of $135,348 was due to the decrease in trade sales and consulting services. Cost of goods sold for the years ended September 30, 2019 and 2018 was $20,025 and $79,960, respectively. Gross profit for the years ended September 30, 2019 and 2018 was $13,350 and $88,763, respectively. The decrease in gross profit of $75,413 was primarily due to the decrease in sales. Operating expenses for the years ended September 30, 2019 and 2018 was $355,737 and $822,229, respectively. The decrease in operating expenses of $466,492 was due primarily to the decrease in labor costs, consulting costs and professional fees in 2019. The loss from operations for the years ended September 30, 2018 and 2017 was $342,387 and $733,466, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the years ended September 30, 2019 and 2018 was $782,961 and $1,179,937, respectively. The decrease in operating expenses in 2019 of $396,976 was primarily due to the decrease in stock compensation expenses. The loss from operations for the years ended September 30, 2019 and 2018 was $782,961 and $1,179,937, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2019, the Company incurred a net loss of $2,046,024 and used cash in operations of $1,219,313, and had a shareholders’ deficit of $1,083,994 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $53,147. Management estimates it has sufficient cash to operate through February 2020. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2019, the Company received $1,293,250 through loans payable from officers and shareholders, the sale of its common stock, and from contributions of capital by a joint venture partner. Subsequent to September 30, 2019, the Company received additional advances from shareholders of $310,000 (see Note 13).

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

Comparison of years ended September 30, 2019 and 2018

As of September 30, 2019, we had $53,147 in cash, negative working capital of $1,085,556 and an accumulated deficit of $25,383,138.

As of September 30, 2018, we had $4,210 in cash, negative working capital of $844,539 and an accumulated deficit of $22,974,740.

Cash flows used in operating activities

During the year ended September 30, 2019, we used cash flows in operating activities from continuing operations of $1,219,313, compared to $1,037,073 used in the year ended September 30, 2018. During the year ended September 30, 2019, we incurred a net loss of $2,046,024 and had non-cash expenses of $700,153, compared to a net loss of $3,493,419 and non-cash expenses of $2,099,776 during the year ended September 30, 2018.

Cash flows used in investing activities

During the years ended September 30, 2019 and 2018, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the year ended September 30, 2019, we had proceeds from loans payable from officers and shareholders of $358,250, from the sale of common stock and warrants of $10,000 and proceeds of $925,000 from contributions of capital by its joint venture partner. The Company used cash to repay loans payable from officers and shareholders of $25,000. During the year ended September 30, 2018, we had proceeds from loans payable from officers and shareholders of $434,500, from convertible notes payable of $250,000, from the sale of common stock and warrants of $177,000, and from the exercise of stock warrants of $170,914. We used cash to repay loans payable from officers and shareholders of $20,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Employees

We currently employ our executive officers and PSI has several independent contractors.

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

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this annual report.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2019, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1. The lack of an independent audit committee and the lack of internal personnel necessary to provide accurate and timely regulatory filings.

2. The Company does not have written documentation of its internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to the Company. Management evaluated the impact of its failure to have written documentation of its internal controls and procedures on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2019, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2019.

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

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we plan to work on documenting in writing our internal control policies and procedures and implement sufficient segregation of duties within our accounting functions, so that one person cannot initiate, authorize and execute transactions, and so that one person cannot record transactions in the accounting records without sufficient review by a separate person. We do not have a specific timeline within which we expect to conclude these remediation initiatives but do expect it to be an on-going process for the foreseeable future. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

Our CEO and CFO, along with other Board members, are and will be active participants in these remediation processes. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of our fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Calvin R. O’Harrow	70	Chief Executive Officer, Chief Operating Officer, Director	May 2018

Douglas W. Samuelson	60	Chief Financial Officer	Feb 2018

Paul D. Jones	75	Director, President	Dec 2017

Thomas E. Scott	62	Director, Secretary	Dec 2017

William E. Kingsford	76	Director	Dec 2017

Roy M. Harsch	73	Director, Chairman	Dec 2017

Andrew Kandalepas (2)	68	Former Chairman, CEO and CFO	June 2010

Ricky Howard (1)	66	Former President and CEO, SCI	April 2014

(1)	Ricky Howard passed away suddenly in November 2018.
(2)	Andrew Kandalepas resigned from the Board of Directors and as CEO in April 2018.

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

Certain Legal Proceedings

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $89,301.87 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600.00 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

In periodic reports the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

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

On January 31, 2019, the former CEO was terminated and his service as Director of Business Development ceased as of that date.

Compliance with Section 16(A) Of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock (Shares)	Options Awards (Shares)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Calvin R. O’Harrow	2019	-	-	-	-	-	-	-
Chief Executive Officer, Director	2018	-	-	-	1,800,000	-	-	-

Douglas W. Samuelson	2019	-	-	-	-	-	-	-
Chief Financial Officer	2018	-	-	-	1,730,000	-	-	-

Paul D. Jones	2019	-	-	-	-	-	-	-
Director, President	2018	-	-	-	1,050,000	-	-	-

Thomas E. Scott	2019	-	-	-	-	-	-	-
Director, Secretary	2018	-	-	-	750,000	-	-	-

William E. Kingsford	2019	-	-	-	-	-	-	-
Director	2018	-	-	-	600,000	-	-	-

Roy M. Harsch	2019	-	-	-	-	-	-	-
Director, Chairman	2018	-	-	-	750,000	-	-	-

Andrew J. Kandalepas,	2019	133,333	-	-	-	-	-	-
Former Chairman and CEO (1)	2018	182,375	-	-	1,300,000	-	-	-

Rick Howard, President,	2019	35,000	-	-	-	-	-	-
former CEO of StealthCo (2)	2018	130,000	-	-	1,150,000	-	-	-

(1) Andrew Kandalepas resigned from the Board of Directors and as CEO in April 2018.

(2) Ricky Howard passed away suddenly in November 2018.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Calvin R. O’Harrow, CEO, COO and Director	9,183,000	900,000	11,791,112	21,874,112	11.8%

Douglas W. Samuelson, CFO	250,000	480,000	400,000	1,130,000	0.6%

Paul D. Jones, President, Director	1,263,305	525,000	1,111,111	2,899,416	1.6%

Thomas E. Scott, Secretary, Director	849,710	375,000	463,333	1,688,043	0.9%

William E. Kingsford, Director	1,933,778	300,000	2,338,731	4,572,509	2.5%

Roy M. Harsch, Director, Chairman	1,553,254	375,000	1,605,397	3,533,651	1.9%

Officers and Directors as a group	15,033,047	2,955,000	17,709,684	35,697,731	19.2%

Total issued and outstanding	107,497,077	12,012,738	66,484,049	185,993,864	100.00%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc., 145 E. University Boulevard, Tucson, AZ 85705.
(2)	Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2019. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended September 30, 2019, the Company borrowed $358,250 from its officers and shareholders and repaid $25,000. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of September 30, 2019, loans payable to officers and shareholders of $399,250 were outstanding.

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

Compensation of Former Chairman and Chief Executive Officer

During the years ended September 30, 2019 and 2018, the Company’s former Chairman and Chief Executive Officer, Andrew J. Kandalepas, was paid compensation of $133,333 and $182,375, respectively. During the year ended September 30, 2018, he was also granted stock options to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.14 per share. The options expire five years from the date of grant and the shares will vest in various periods. Mr. Kandalepas resigned as an officer and director in April 2018. As of September 30, 2019, and 2018, $33,964 and $81,965 of accrued compensation was owed to Mr. Kandalepas.

Corporate Office Facility

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

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended September 30, 2018 and 2017:

Fees	2019	2018

Audit fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$90,000

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.		Exhibit A to Registrant’s Information Statement on Schedule 14C filed January 12, 2017.

3.4	Certificate of Amendment as filed with the Secretary of State of Nevada on October 11, 2019.		Exhibit B to Registrant’s Information Statement on Schedule 14C filed September 18, 2019.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 5.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

5.6	Employment Agreement dated as of January 1, 2018 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.6 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.7	Employment Agreement dated as of January 1, 2018 by and between Lee Anne Patterson and Wellness Center USA, Inc.		Exhibit 5.7 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.8	Employment Agreement dated as of January 1, 2018 by and between Richard Neal and Wellness Center USA, Inc.		Exhibit 5.8 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.9	Joint Venture Agreement dated as of November 15, 2018 by and between PSI Gen 2 Funding, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.9 to the Registrant’s Form 8-K filed on November 15, 2018

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)	X

101.INS	XBRL Instance Document ****	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

(*)	Filed herewith.
(**)	Included in Exhibit 32.1
(***)	Included in Exhibit 32.2
(****)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: January 28, 2020	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: January 28, 2020	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	January 28, 2020
Calvin R. O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	January 28, 2020
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	January 28, 2020
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	January 28, 2020
Thomas E. Scott

/s/ William E. Kingsford	Director	January 28, 2020
William E. Kingsford

/s/ Roy M. Harsch	Director	January 28, 2020
Roy M. Harsch

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wellness Center USA, Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2019, and incurred a net loss and utilized cash in operating activities during the year ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Weinberg & Company, P.A.

Los Angeles, California

January 28, 2020

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30,
	2019	2018
ASSETS
Current Assets
Cash	$53,147	$4,210
Prepaid expenses and other current assets	55,000	1,550
Total Current Assets	108,147	5,760

Property and equipment, net	1,562	2,619
Other assets	-	16,760
Total Other Assets	1,562	19,379

TOTAL ASSETS	$109,709	$25,139

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$794,453	$572,753
Deferred revenue	-	8,624
Convertible notes payable	-	202,922
Loans payable from officers and shareholders	399,250	66,000
Total Current Liabilities	1,193,703	850,299

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 107,497,077 and 100,952,569 shares issued and outstanding, respectively	107,497	100,952
Additional paid-in capital	23,777,647	22,450,252
Accumulated deficit	(25,362,287)	(22,974,740)
Total Wellness Center USA shareholders’ deficit	(1,477,143)	(423,536)

Non-controlling interest	393,149	(401,624)
Total Shareholder’s deficit	(1,083,994)	(825,160)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$109,709	$25,139

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	Year Ended September 30,
	2019	2018
Sales:
Trade	$19,508	$140,023
Consulting services	13,867	73,700
Total Sales	33,375	213,723

Cost of goods sold	20,025	79,960

Gross profit	13,350	133,763

Operating expenses	1,779,934	2,226,362

Loss from operations	(1,766,584)	(2,092,599)

Other expenses
Amortization of debt discount	(72,078)	(318,038)
Financing costs	(182,064)	(891,583)
Loss on modification of conversion price on convertible note payable	-	(158,400)
Loss on modification of exercise price on warrants in connection with convertible note payable	-	(5,445)
Interest expense	(25,298)	(27,354)
Total other expenses	(279,440)	(1,400,820)

NET LOSS	(2,046,024)	(3,493,419)

Net loss attributable to non-controlling interest	63,860	84,236
Loss from deconsolidation of non-controlling interest	(405,383)	-

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(2,387,547)	(3,409,183)

Deemed dividend relating to settlement with shareholder	-	(433,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,387,547)	$(3,842,183)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	105,421,218	94,475,383

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended September 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2017	90,284,916	$90,285	$19,069,211	$(19,132,557)	$26,939	$(317,388)	$(290,449)

Common shares issued for cash	1,614,286	1,614	175,386	-	177,000	-	177,000

Exercise of stock warrants	1,407,619	1,407	169,507	-	170,914	-	170,914

Fair value of common stock issued for services	770,000	770	110,530	-	111,300	-	111,300

Shares issued upon conversions of note payable	1,745,631	1,746	172,817	-	174,563	-	174,563

Shares issued upon conversion of loans payable from officers and shareholders	2,800,713	2,801	404,199	-	407,000	-	407,000

Fair value of additional shares issued upon conversion of loans payable from officers and shareholders	218,452	218	30,365	-	30,583	-	30,583

Fair value of warrants issued as an inducement for conversion of loans payable from officers and shareholders	-	-	689,934	-	689,934	-	689,934

Fair value of vested stock options	-	-	612,503	-	612,503	-	612,503

Fair value of common stock issued in connection with convertible note payable	747,751	748	113,591	-	114,339	-	114,339

Fair value of shares and warrants issued upon settlement of favored nations clause	1,066,667	1,067	431,933	(433,000)	-	-	-

Fair value of shares and warrants issued to a stockholder upon settlement	296,534	296	56,431	-	56,727	-	56,727

Discount on convertible note payable due to beneficial conversion and warrants	-	-	250,000	-	250,000	-	250,000

Loss on modification of conversion price and exercise price on warrants in connection with convertible note payable	-	-	163,845	-	163,845	-	163,845

Net loss for the year ended September 30, 2018	-	-	-	(3,409,183)	(3,409,183)	(84,236)	(3,493,419)

Balance, September 30, 2018	100,952,569	100,952	22,450,252	(22,974,740)	(423,536)	(401,624)	(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversion of note payable and accrued interest	4,810,222	4,811	285,361	-	290,172	-	290,172

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued to induce conversions of note payable	-	-	160,064	-	160,064	-	160,064

Fair value of vested stock options	-	-	300,925	-	300,925	-	300,925

Fair value of common stock issued for services	1,277,143	1,277	77,752	-	79,029	-	79,029

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	471,750	-	471,750	453,250	925,000

Net loss for the year ended September 30, 2019	-	-	-	(1,982,164)	(1,982,164)	(63,860)	(2,046,024)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,046,024)	$(3,493,419)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,057	2,507
Amortization of debt discount	72,078	318,038
Fair value of common shares issued for services	79,029	111,300
Fair value of stock options issued for services	300,925	612,503
Fair value of additional shares issued upon conversion of loans payable
from officers and shareholders	-	30,583
Fair value of warrants issued upon conversion of loans payable
from officers and shareholders	-	689,934
Fair value of additional shares issued to induce conversions of note payable	160,064	-
Fair value of common stock issued with convertible note payable	22,000	114,339
Loss on abandonment of lease	65,000	-
Loss on modification of conversion price on convertible note payable	-	158,400
Loss on modification of exercise price on warrants in connection
with convertible note payable	-	5,445
Fair value of additional shares and warrants issued to a stockholder	-	56,727
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	24,999
Inventories	-	12,335
Prepaid expenses and other assets	(36,690)	201
(Decrease) Increase in:
Accounts payable and accrued expenses	171,872	378,948
Accrued payroll - officers	-	(13,440)
Deferred revenue	(8,624)	(46,473)
Net cash used in operating activities	(1,219,313)	(1,037,073)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	358,250	434,500
Repayment of loans payable from officers and shareholders	(25,000)	(20,500)
Proceeds from convertible note payable	-	250,000
Common stock and warrants issued for cash	10,000	177,000
Exercise of stock warrants	-	170,914
Contribution of capital by joint venture partner	925,000	-
Net cash provided by financing activities	1,268,250	1,011,914

Net increase (decrease) in cash	48,937	(25,159)

Cash beginning of year	4,210	29,369
Cash end of year	$53,147	$4,210

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Debt discount on issuance of convertible note payable	$-	$250,000
Conversion of convertible note payable and accrued interest into common shares	$290,172	$184,126
Conversion of loans payable from officers and shareholders into common shares	$-	$407,000

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2019, the Company incurred a net loss of $2,046,024 and used cash in operations of $1,219,313, and had a shareholders’ deficit of $1,083,994 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $53,147. Management estimates it has sufficient cash to operate through February 2020. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2019, the Company received $1,293,250 through loans payable from officers and shareholders, the sale of its common stock, and from contributions of capital by a joint venture partner. Subsequent to September 30, 2019, the Company received additional advances from shareholders of $310,000 (see Note 13).

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015	50%

NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	50.5%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended September 30, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2019 and 2018, the dilutive impact of outstanding stock options of 15,237,738 and 17,946,667 shares, respectively, and outstanding warrants for 66,484,049 and 67,907,728 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. Deferred revenue at September 30, 2018 was $8,624. There was no deferred revenue at September 30, 2019.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2019 and 2018.

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

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

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

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. As of September 30, 2019, NEO’s operations required additional funding above the $700,000 documented in the agreement, and as of September 30, 2019, GEN2 had received $925,000 of investments to contribute to NEO. As of September 30, 2019, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of the contributions received of $471,750 to additional paid-in-capital and $453,250 to non-controlling interest as of that date. During the year ended September 30, 2019, NEO recorded a loss of $122,655 relating to its operations.

Repayment of the investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation of $700,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718); Improvements to Non-Employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 generally aligns the measurement and classification of share-based awards to non-employees with that of share-based awards to employees. Non-employee equity awards will be measured at the fair value of the equity instruments to be issued, as of the grant date, and the resulting amount will be recognized as expense over the expected or contractual term of the award. The ASU applies to all share-based payments to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. It does not apply to instruments issued to a lender or investor in a financing transaction, or to instruments granted when selling goods or services to customers. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018

Vehicles	$15,000	$15,000
Computer equipment	10,456	10,456
Furniture and fixtures	23,998	23,998
Medical equipment	18,889	18,889
Software	23,207	23,207
Leasehold improvements	15,170	15,170
	106,720	106,720
Less: accumulated depreciation and amortization	(105,158)	(104,101)
Property and equipment, net	$1,562	$2,619

Depreciation expense for the years ended September 30, 2019 and 2018 was $1,057 and $2,507, respectively.

NOTE 4 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

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

During the year ended September 30, 2019, the Company borrowed $358,250 from its officers and shareholders and repaid $25,000. All of the loans are unsecured, have an interest rate of eight percent per annum and are due one year from the date of issuance. As of September 30, 2019, loans payable to officers and shareholders of $399,250 were outstanding.

NOTE 5 – CONVERTIBLE NOTE AGREEMENTS

Convertible notes payable consisted of the following at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018

Convertible note payable (a)	$-	$165,000
Convertible note payable (b)	-	110,000
Debt discount – unamortized balance	-	(72,078)
Convertible notes payable, net	$-	$202,922

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

During the year ended September 30, 2019, the Company amended the terms of the agreement by extending the maturity date to January 2019 and reducing the conversion price from $0.10 per share to $0.07 per share. The reduction of the conversion price caused the Company to issue an additional 744,732 shares, which on the dates of amendment had a combined total fair value of $51,434, which was recorded a financing cost during the year ended September 30, 2019.

NOTE 5 – CONVERTIBLE NOTE AGREEMENTS (CONTINUED)

During the year ended September 30, 2019, the individual converted $165,000 of the convertible note payable and $8,783 of accrued interest into 2,482,441 shares of the Company’s common stock. During the year ended September 30, 2019, the Company amortized the remaining $3,837 of debt discount, leaving no unamortized balance at September 30, 2019. No amounts were outstanding under the agreement as of September 30, 2019.

(b) On July 11, 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $110,000. Net proceeds received by the Company under the agreement after payment of a $10,000 fee to the lender was $100,000. In connection with the agreement, the Company issued the individual 200,000 restricted shares of its common stock with a fair value of $36,000 and warrants to purchase 440,000 shares of its common stock, which vested upon grant. The warrants expire five years from the date of grant and have an exercise price of $0.18 per share. The note payable accrues interest at eight percent per annum, is unsecured and is convertible at any time after the 90th day from the issue date into the Company’s common stock at the fixed conversion price of $0.15 per share. The note matures in February 2019, but may be extended at the option of the individual. The Company may prepay the note at any time immediately following the issue date upon seven days’ prior written notice. The note was converted into shares of the Company’s common stock (see below).

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

During the year ended September 30, 2019, the Company amended the terms of the agreement by reducing the conversion price from $0.15 per share to $0.05 per share. The reduction of the conversion price caused the Company to issue an additional 1,551,854 shares, which on the date of amendment had a fair value of $108,630, which was recorded a financing cost during the year ended September 30, 2019.

During the year ended September 30, 2019, the Company amortized $68,241 of debt discount, leaving no unamortized balance at September 30, 2019. On April 2, 2019, the individual converted the note payable of $110,000 and $6,389 of accrued interest into 2,327,781 shares of the Company’s common stock. No amounts were outstanding under the agreement as of September 30, 2019.

NOTE 6 – SHAREHOLDERS’ EQUITY

Authorized shares

As of September 30, 2017, the Company was authorized by its Articles of Incorporation to issue up to 185,000,000 shares of common stock, par value $0.001 per share. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2018 and 2017, there were 100,952,569 and 90,284,916 shares of common stock issued and outstanding, respectively.

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action and the Company amended its Articles of Incorporation through a filing of a Certificate of Amendment on October 11, 2019. As of September 30, 2019, there were 107,497,077 shares of common stock issued and outstanding.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common shares issued for cash

During the year ended September 30, 2018, the Company received $177,000 from the sale of 1,614,286 shares of its common stock. In connection with the sales, the Company issued warrants to the shareholders to purchase 3,228,572 shares of the Company’s common stock. The warrants expire five years from the date of grant and have exercise prices of $0.15 and $0.18 per share.

During the year ended September 30, 2019, the Company received $10,000 from the sale of 142,857 shares of its common stock. In connection with the sale, the Company issued a warrant to the shareholder to purchase 284,714 shares of the Company’s common stock. The warrant expires five years from the date of grant and has an exercise price of $0.15 per share.

Common shares issued for services

During the year ended September 30, 2018, the Company issued 770,000 shares of its common stock valued at $111,300 for services provided by WCUI and PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance and were recorded as compensation expense during the year ended September 30, 2018.

During the year ended September 30, 2019, the Company issued 1,277,143 shares of its common stock valued at $79,029 for services provided by WCUI consultants. The shares were valued at the trading price of the common stock at the date of issuance and were recorded as compensation expense during the year ended September 30, 2019.

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

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

During the year ended September 30, 2019 and 2018, the Company recorded $44,275 and $271,804 of stock compensation, respectively, for the value of the options, and as of September 30, 2019, no unvested compensation remained that will be amortized over the remaining vesting period.

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

During the years ended September 30, 2019 and 2018, the Company recorded $256,650 and $340,699 of stock compensation, respectively, for the value of the vested options, and as of September 30, 2019, unvested compensation of $330,333 remained that will be amortized over the remaining vesting period.

The assumptions used for options granted during the year ended September 30, 2018 are as follows:

Exercise price	$0.10 - 0.19
Expected dividends	-
Expected volatility	121.1% - 130.2%
Risk free interest rate	2.01% - 2.85%
Expected life of options	2.5

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (Continued)

Grants during Fiscal Year Ended September 30, 2019

During the year ended September 30, 2019, the Company granted options to an employee to purchase an aggregate total of 250,000 shares of its common stock with an aggregate fair value of $10,366. The options have exercise prices ranging from $0.03 to $0.06 per share and expire five years from the date of grant. The shares vested equally each quarter beginning on December 31, 2018. The Company valued the options using a Black-Scholes option pricing model. During the year ended September 30, 2019, the Company recorded $10,366 of stock compensation for the value of the options, and as of September 30, 2019, no unvested compensation remained that will be amortized over the remaining vesting period.

The assumptions used for options granted during the year ended September 30, 2019 are as follows:

Exercise price	$0.03 - 0.06
Expected dividends	-
Expected volatility	126.8% - 144.0%
Risk free interest rate	1.60% - 2.47%
Expected life of options	2.5

The table below summarizes the Company’s stock option activities for the years ended September 30, 2019 and 2018:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2017	6,822,500	$0.10 – 2.00	$0.51	$1,865,628
Granted	11,317,500	0.10 – 0.19	0.14	1,379,127
Cancelled	(183,333)	0.14	0.14	-
Exercised	-	-	-	-
Expired	(10,000)	0.75	0.75	-
Balance, September 30, 2018	17,946,667	$0.10 - 2.00	$0.28	$3,244,755
Granted	250,000	0.03 - 0.06	0.05	10,366
Cancelled	(646,429)	0.14 – 0.19	0.17	-
Exercised	-	-	-	-
Expired	(2,312,500)	0.13 – 0.40	0.37	-
Balance, September 30, 2019	15,237,738	$0.03 – 2.00	$0.27	$3,255,121
Vested and exercisable, September 30, 2019	12,012,738	$0.03 - 2.00	$0.30	$2,803,621

Unvested, September 30, 2019	3,225,000	$0.14	$0.14	$451,500

There was no aggregate intrinsic value for option shares outstanding at September 30, 2019.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.39	13,775,238	3.11	$0.15	10,300,238	3.07	$0.15
0.40 - 0.99	62,500	2.50	0.40	312,500	0.50	0.08
1.00 - 1.99	750,000	1.25	1.00	750,000	1.25	1.00
2.00	650,000	1.25	2.00	650,000	1.25	2.00
$0.01 - 2.00	15,237,738	2.94	$0.27	12,012,738	2.79	$0.30

As of September 30, 2019, there were 14,762,262 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

During the year ended September 30, 2018:

●	The Company issued warrants to purchase 3,228,572 shares with exercise prices of $0.15 and $0.18 per share as part of the sale of equity units. The warrants expire five years from the date of grant.

●	The Company issued warrants to purchase 1,100,000 shares with an exercise price of $0.20 per share in connection with the issuance of a convertible notes payable (see Note 5). The warrants expire five years from the date of grant.

●	The Company issued warrants to purchase 6,038,336 shares with exercise prices of $0.14 and $0.18 per share in connection with the conversion of loans payable from officers and shareholders (see Note 4).

●	The Company issued warrants to purchase 6,104,322 shares with an exercise price of $0.18 per share in connection with the initial equity agreement that included a favored nation’s clause and the settlement of that equity agreement. Also, in connection with the agreement, a warrant to purchase 1,600,000 shares was also cancelled with an exercise price of $0.40 per share.

●	Warrants were exercised to purchase 1,407,619 shares of the Company’s common stock for $170,914.

During the year ended September 30, 2019, the Company issued a warrant to purchase 284,714 shares with an exercise price of $0.15 per share as part of the sale of equity units. The warrant expires five years from the date

The table below summarizes the Company’s warrants activities for the years ended September 30, 2019 and 2018:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2017	64,161,304	$0.12 - 1.00	$0.24	$2,151,219
Granted	16,471,230	0.14 - 0.20	0.17	1,283,341
Canceled	(1,600,000)	0.40	0.40	-
Exercised	(1,407,619)	0.12 – 0.15	0.12	-
Expired	(9,717,187)	0.30 - 2.31	0.56	-
Balance, September 30, 2018	67,907,728	$0.12 - 1.00	$0.17	$3,434,560
Granted	284,714	0.15	0.15	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(1,708,393)	0.30 - 0.67	0.44	-
Balance, September 30, 2019	66,484,049	$0.12 - 1.00	$0.17	$3,434,560
Vested and exercisable, September 30, 2019	66,484,049	$0.12 - 1.00	$0.17	$3,434,560

There was no aggregate intrinsic value for warrant shares outstanding at September 30, 2019.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	1.90	$0.15	59,279,384	1.90	$0.15
0.21 – 0.40	7,204,665	0.85	0.26	7,204,665	0.85	0.26

$0.12 – 0.40	66,484,049	1.79	$0.17	66,484,049	1.79	$0.17

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

The detailed segment information of the Company is as follows:

Assets By Segment

	September 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$50,892	$846	$1,409	$53,147
Prepaid expenses and other current assets	-	55,000	-	55,000
Total current assets	50,892	55,846	1,409	108,147

Property and equipment, net	-	-	1,562	1,562
Total other assets	-	-	1,562	1,562

TOTAL ASSETS	$50,892	$55,846	$2,971	$109,709

Operations by Segment

	For the Year Ended
	September 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	782,961	641,236	355,737	1,779,934

Loss from operations	$(782,961)	$(641,236)	$(342,387)	$(1,766,584)

Operations by Segment

	For the Year Ended
	September 30, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$45,000	$95,023	$140,023
Consulting services	-	-	73,700	73,700
Total Sales	-	45,000	168,723	213,723

Cost of goods sold	-	-	79,960	79,960

Gross profit	-	45,000	88,763	133,763

Operating expenses	1,179,937	224,196	822,229	2,226,362

Loss from operations	$(1,179,937)	$(179,196)	$(733,466)	$(2,092,599)

NOTE 8 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600.00 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

In periodic reports the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

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

On January 31, 2019, the former CEO was terminated and his service as Director of Business Development ceased as of that date.

NOTE 9 – COMMITMENTS

Operating Leases

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. At the date of abandonment, the Company had a remaining lease obligation of $631,587. During the year ended September 30, 2019, the Company recorded an accrual for the estimated potential settlement and wrote-off its $15,000 security deposit relating to the lease.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property to the owners as documented in the agreement.

In February 2019, the Company’s wholly-owned subsidiary, Psoria Shield, entered into a non-cancellable lease agreement to lease its office facilities in Utica, New York. The term of the lease is two years and expires February 8, 2021.

Minimum annual rental commitments for Psoria Shield under non-cancelable leases at September 30, 2019, excluding the office facility lease in Hoffman Estates, Illinois, are as follows:

Years ending September 30,	Amount
2020	$21,600
2021	7,200
TOTAL	$28,800

Rent expense was $180,946 and $188,801 for the years ended September 30, 2019 and 2018, respectively.

NOTE 9 – COMMITMENTS (CONTINUED)

Employment Contracts

During the year ended September 30, 2018, the Company entered into employment agreements with four employees of StealthCo (including Ricky Howard), under which their employment shall continue in effect for a period of three years. Each agreement allows for a base salary with an accumulated amount of $350,000 that can increase each year based on certain profitability goals of SCI or SCI products. Under the agreements, the Company will issue options to purchase shares of its common stock as discussed in Note 6. As of September 30, 2019, one of the employees was still employed by the Company.

NOTE 10 – INCOME TAXES

At September 30, 2019, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $18 million that may be offset against future taxable income through 2038. No tax benefit has been reported with respect to these net operating loss (NOL) carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,000,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of September 30, 2019, and 2018, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2019	September 30, 2018

Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(4.0)%	(4.0)%
Change in valuation allowance	25.0%	25.0%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018

Net operating loss carryforwards	$4,657,556	$4,307,629
Less: Valuation allowance	(4,657,556)	(4,307,629)
Net deferred tax assets	$-	$-

NOTE 11 – RELATED PARTY TRANSACTIONS

Compensation of Former Chairman and Chief Executive Officer

During the year ended September 30, 2018, the Company’s former Chairman and Chief Executive Officer, Andrew J. Kandalepas, was paid compensation $182,375 and was granted stock options to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.14 per share. The options expire five years from the date of grant and the shares will vest in various periods. Mr. Kandalepas resigned as an officer and director in April 2018, but continued to be employed as Director of Business Development through January 2019. During the year ended September 30, 2019, Mr. Kandalepas was paid compensation of $133,333. As of September 30, 2019 and 2018, $33,964 and $81,965 of accrued compensation, respectively, was owed to Mr. Kandalepas.

Corporate Office Facility

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis.

NOTE 12 – PROPOSED SALE OF STEALTHCO, INC.

On September 3, 2019, the Company’s Board of Directors unanimously approved, subject to stockholder approval: (1) execution and delivery of a proposed Share Exchange Agreement with DTI Holdings, Inc. (“DTI”) relating to the share exchange and transfer of certain assets of StealthCo, Inc. (“SCI”) pursuant to the terms and conditions of a Memorandum of Agreement in substantially the form of the copy presented to the Board (“Agreement”). As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock have executed written stockholder consents approving this action.

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

As of September 18, 2019, stockholders holding a majority of our outstanding common stock approved the share exchange and the Company began discussions and negotiations with DTI, which are currently on-going as of the date of this filing. There can be no assurance that the proposed transaction will be concluded successfully on the terms described or any alternate terms that may be proposed hereafter.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company borrowed $310,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

Subsequent to September 30, 2019, an additional $50,000 was contributed by GEN2 to NEO and as of December 31, 2019, GEN2 had received $975,000 of investments to contribute to NEO (see Note 2).

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property as documented in the agreement.

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one year period. This change would affect approximately 66 million warrant shares and approximately 20 million warrant shares that were set to expire by the year ending September 30, 2020. The 20 million warrant shares that were set to expire by September 30, 2020, had exercise prices ranging from $0.15 per share to $0.25 per share. The 66 million warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification is approximately $700,000 that will be recognized as an expense during the period ending March 31, 2020.

