Form 10-Q
period 2019-12-31
Wellness Center USA, Inc.
filed 2020-03-25
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2019 was 107,497,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2019

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$42,363	$53,147
Prepaid expenses and other current assets	55,500	55,000
Total Current Assets	97,863	108,147

Property and equipment, net	-	1,562
Right of use asset	22,697	-
Total Other Assets	22,697	1,562

TOTAL ASSETS	$120,560	$109,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$775,566	$691,619
Payroll taxes payable	102,899	102,834
Lease liability	22,697	-
Loans payable from officers and shareholders	534,250	399,250
Total Current Liabilities	1,435,412	1,193,703

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 107,497,077 shares issued and outstanding, respectively	107,497	107,497
Additional paid-in capital	23,868,885	23,777,647
Accumulated deficit	(25,686,754)	(25,362,287)
Total Wellness Center USA shareholders’ deficit	(1,710,372)	(1,477,143)

Non-controlling interest	395,520	393,149
Total Shareholder’s deficit	(1,314,852)	(1,083,994)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$120,560	$109,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2019	2018
	(Unaudited)
Sales:
Trade	$-	$7,675
Consulting services	-	5,200
Total Sales	-	12,875

Cost of goods sold	-	7,725

Gross profit	-	5,150

Operating expenses	337,273	475,864

Loss from operations	(337,273)	(470,714)

Other expenses
Amortization of debt discount	-	(50,689)
Financing costs	-	(51,434)
Interest expense	(9,323)	(4,851)
Total other expenses	(9,323)	(106,974)

NET LOSS	(346,596)	(577,688)

Net loss attributable to non-controlling interest	22,129	3,759
Loss from deconsolidation of non-controlling interest	-	(405,383)

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(324,467)	(979,312)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	107,497,077	100,952,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

			Additional		Total	Non-
	Common Stock		Paid-in	Accumulated	WCUI	controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	65,738	-	65,738	-	65,738

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the three months ended December 31, 2019	-	-	-	(324,467)	(324,467)	(22,129)	(346,596)

Balance, December 31, 2019 (unaudited)	107,497,077	$107,497	$23,868,885	$(25,686,754)	$(1,710,372)	$395,520	$(1,314,852)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	2,482,441	2,483	171,300	-	173,783	-	173,783

Fair value of additional shares issued upon conversions of note payable	-	-	51,434	-	51,434	-	51,434

Fair value of vested stock options	-	-	85,951	-	85,951	-	85,951

Fair value of common stock issued for services	120,000	120	9,480	-	9,600	-	9,600

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	255,000	-	255,000	120,000	375,000

Net loss for the three months ended December 31, 2018	-	-	-	(573,929)	(573,929)	(3,759)	(577,688)

Balance, December 31, 2018 (unaudited)	103,697,867	$103,698	$23,033,274	$(23,954,052)	$(817,080)	$120,000	$(697,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(346,596)	$(577,688)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,562	264
Amortization of right-of-use asset	5,144	-
Amortization of debt discount	-	50,689
Fair value of common shares issued for services	-	9,600
Fair value of stock options issued for services	65,738	85,951
Fair value of additional shares issued upon conversions of note payable	-	51,434
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses and other assets	(500)	1,550
(Decrease) Increase in:
Accounts payable and accrued expenses	84,012	62,615
Lease liability	(5,144)	-
Deferred revenue	-	1,125
Net cash used in operating activities	(195,784)	(314,460)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	135,000	60,000
Common stock and warrants issued for cash	-	10,000
Contribution of capital by joint venture partner	50,000	375,000
Net cash provided by financing activities	185,000	445,000

Net increase (decrease) in cash	(10,784)	130,540

Cash beginning of period	53,147	4,210
Cash end of period	$42,363	$134,750

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Initial recognition of right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842	$27,841	$-
Conversion of convertible note payable into common shares	$-	$173,783
Conversion of accrued interest into common shares	$-	$8,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2019, the Company incurred a net loss of $346,596 and used cash in operations of $195,784, and had a shareholders’ deficit of $1,314,852 as of December 31, 2019. In addition, $102,899 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $42,363. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2019, the Company received $185,000 through short-term loans and contributions of capital by a joint venture partner.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	100%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015/November 15, 2018	50%

NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	51%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2019 and 2018, the dilutive impact of outstanding stock options of 15,037,738 and 17,587,738 shares, respectively, and outstanding warrants for 66,484,049 and 68,192,442 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at December 31, 2019 and 2018.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. As of December 31, 2019, NEO’s operations required additional funding above the $700,000 documented in the agreement, and as of September 30, 2019, GEN2 had received $925,000 of investments to contribute to NEO. During the three months ended December 30, 2019, an additional $50,000 was contributed by GEN2 to NEO. As of December 31, 2019, GEN2 had received $975,000 of investments to contribute to NEO. As of December 31, 2019, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of the contributions received of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date. During the three months ended December 31, 2019, NEO recorded a loss of $45,162 relating to its operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements.

The Company adopted ASU 2016-02 effective October 1, 2019. As a result, we recorded right-of-use assets of $27,841, and lease liabilities of the same amount, as of that date. In accordance with ASU 2016-02, the right-of-use assets are being amortized over the life of the underlying leases, and monthly lease payments are being recorded as reductions to the lease liability and imputed interest expense. See Note 4 for additional information.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2019, loans payable from officers and shareholders of $399,250 were outstanding. During the three months ended December 31, 2019, the Company borrowed $135,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of December 31, 2019, loans payable to officers and shareholders of $534,250 were outstanding.

NOTE 4 – LEASE LIABILITIES

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that requires monthly payments of $1,800 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the adoption date was $27,841 using a discount rate of 4.00%. During the three months ended December 31, 2019, the Company made payments of $5,144 towards the lease liability. As of December 31, 2019, lease liability amounted to $22,697.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three months ended December 31, 2019 was $5,144. During the three months ended December 31, 2019, the Company reflected amortization of right of use asset of $5,144 related to this lease, resulting in a net asset balance of $22,697 as of December 31, 2019.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

During the three months ended December 31, 2019, the Company granted options to an employee to purchase a total of 62,500 shares of its common stock with an aggregate fair value of $2,313. The options have an exercise price of $0.04 per share and expire five years from the date of grant. The shares vested on December 31, 2019. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the option granted during the three months ended December 31, 2019 are as follows:

Exercise price	$0.04
Expected dividends	-
Expected volatility	157.6%
Risk free interest rate	1.60%
Expected life of options	2.5

During the three months ended December 31, 2019, the Company recorded $65,738 of stock compensation for the value of all outstanding options, and as of December 31, 2019, unvested compensation of $314,812 remained that will be amortized over the remaining vesting period.

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2019:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant

Balance, September 30, 2019	15,237,738	$0.03 - 2.00	$0.27	$3,255,121
Granted	62,500	0.04	0.04	2,313
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(262,500)	0.11	0.11	-
Balance, December 31, 2019	15,037,738	$0.03 – 2.00	$0.27	$3,257,434
Vested and exercisable, December 31, 2019	12,350,238	$0.03 – 2.00	$0.30	$2,189,047

Unvested, December 31, 2019	2,687,500	$0.14	$0.14	$1,068,387

There was no aggregate intrinsic value for option shares outstanding at December 31, 2019. As of December 31, 2019, there were 14,962,262 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	13,575,238	2.93	$0.15	10,887,738	2.85	$0.15
0.40 - 0.99	62,500	2.25	0.40	62,500	2.25	0.40
1.00 - 1.99	750,000	1.00	1.00	750,000	1.00	1.00
2.00	650,000	1.00	2.00	650,000	1.00	2.00
$0.06 - 2.00	15,037,738	2.75	$0.27	12,350,238	2.64	$0.30

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2019:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, September 30, 2019	66,484,049	$0.12 - 0.40	$0.17	$3,434,560
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, December 31, 2019	66,484,049	$0.12 - 0.40	$0.17	$3,434,560
Vested and exercisable, December 31, 2019	66,484,049	$0.12 - 0.40	$0.17	$3,434,560

There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2019.

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	1.70	$0.15	59,279,384	1.70	$0.15
0.21 – 0.40	7,204,665	0.61	0.26	7,204,665	0.61	0.26

$0.12 – 0.67	66,484,049	1.58	$0.17	66,484,049	1.58	$0.17

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

The detailed segment information of the Company is as follows:

Assets By Segment

	December 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$2,273	$33,330	$6,760	$42,363
Prepaid expenses and other current assets	-	55,500	-	55,500
Total current assets	2,273	88,830	6,760	97,863

Right-of-use asset	-	22,697	-	22,697
Total other assets	-	22,697	-	22,697

TOTAL ASSETS	$2,273	$111,527	$6,760	$120,560

Operations by Segment

For the Three Months Ended
December 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$-	$-
Consulting services	-	-	-	-
Total Sales	-	-	-	-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	98,462	175,286	63,525	337,273

Loss from operations	$(98,462)	$(175,286)	$(63,525)	$(337,273)

Operations by Segment

	For the Three Months Ended
	December 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$7,675	$7,675
Consulting services	-	-	5,200	5,200
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	254,429	119,720	101,715	475,864

Loss from operations	$(254,429)	$(119,720)	$(96,565)	$(470,714)

NOTE 7 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, we have negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

NOTE 8 – COMMITMENTS

Operating Leases

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. At the date of abandonment, the Company had a remaining lease obligation of $631,587. During the year ended September 30, 2019, the Company recorded an accrual for the estimated potential settlement and wrote-off its $15,000 security deposit relating to the lease. During the three months ended December 31, 2019, the Company recorded an additional expense of $37,815 relating to the lease obligation.

NOTE 9 – PROPOSED SALE OF STEALTHCO, INC.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company borrowed $235,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

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

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one year period. This change would affect approximately 66 million warrant shares and approximately 20 million warrant shares that were set to expire by the year ending September 30, 2020. The 20 million warrant shares that were set to expire by September 30, 2020, had exercise prices ranging from $0.15 per share to $0.25 per share. The 66 million warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification is approximately $700,000 that will be recognized as an expense beginning with the period ending March 31, 2020, as the options vest.

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

As of December 31, 2019, NEO’s operations required funding in excess of the $700,000 initially anticipated by the joint venture. As of that date, GEN2 had contributed $975,000 to NEO, for which GEN2 received Units representing a cumulative total of 39.0% ownership of NEO. Additional Units representing a 10% ownership interest in NEO were awarded to one individual as a key staff incentive from the reserve initially established for such awards, with no further awards currently anticipated. As a result, once NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000, the next $975,000 of realized and retained cumulative net income/distributable cash would be distributed to GEN2. Distributions thereafter would be made to PSI, GEN2 and the other member, in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

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

As of September 30, 2019, the Company interest was adjusted to 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. As of December 31, 2019, the Company recorded its proportionate share of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date. During the three months ended December 31, 2019, NEO recorded a loss of $45,162 relating to its operations.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2018 was $12,875. There was no revenue, cost of sales or gross profit for the three months ended December 31, 2019. The decrease in 2019 was due to the decrease in revenues at SCI, as there was no revenue at PSI for each period. Cost of sales for the three months ended December 31, 2018 was $7,725. Gross profit for the three months ended December 31, 2018 was $5,150.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 and 2018 were $337,273 and $475,864, respectively. The decrease in operating expenses of $138,591 was due primarily to the decrease in consulting fees and stock compensation during the three months ended December 31, 2019.

Other Expenses

Other expenses during the three months ended December 31, 2019 consisted of $9,323 of interest expense. Other expenses during the three months ended December 31, 2018 consisted of $50,689 of amortization of debt discount, $51,434 of financing costs and $4,851 of interest expense, totaling to $106,974.

Net Loss

Our net loss for the three months ended December 31, 2019 was $346,596, compared to a net loss of $577,688 for the three months ended December 31, 2018. The decrease in the net loss of $231,091 was primarily due to the decrease in operating and other expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment

For the Three Months Ended
December 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$-	$-
Consulting services	-	-	-	-
Total Sales	-	-	-	-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	98,462	175,286	63,525	337,273

Loss from operations	$(98,462)	$(175,286)	$(63,525)	$(337,273)

Operations by Segment

	For the Three Months Ended
	December 31, 2018
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$7,675	$7,675
Consulting services	-	-	5,200	5,200
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	254,429	119,720	101,715	475,864

Loss from operations	$(254,429)	$(119,720)	$(96,565)	$(470,714)

There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended December 31, 2019 and 2018. Operating expenses for the three months ended December 31, 2019 and 2018 was $175,286 and $119,720, respectively. The increase in operating expenses of $55,566 in 2019 was due primarily to the increase in contract labor. The loss from operations for the three months ended December 31, 2019 and 2018 was $175,286 and $119,720, respectively.

Revenue for the Authentication and Encryption segment for the three months ended December 31, 2018 was $12,875. There was no revenue or cost of sales for the Authentication and Encryption segment for the three months ended December 31, 2019. The decrease in 2019 was due to the decrease in trade sales and consulting services. Cost of goods sold for the three months ended December 31, 2018 was $7,725 and the gross profit was $5,150. The gross profit decrease in 2019 was primarily due to the decrease in sales. Operating expenses for the three months ended December 31, 2019 and 2018 was $63,525 and $101,715, respectively. The decrease in operating expenses of $38,190 in 2019 was due primarily to the decrease in stock compensation costs and salaries and wages. The loss from operations for the three months ended December 31, 2019 and 2018 was $63,525 and $96,565, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2019 and 2018 was $60,647 and $254,429, respectively. The decrease in operating expenses of $193,782 in 2019 was due primarily to the decrease in professional fees and stock compensation. The loss from operations for the three months ended December 31, 2019 and 2018 was $60,647 and $254,429, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2019, the Company incurred a net loss of $346,596 and used cash in operations of $195,784, and had a shareholders’ deficit of $1,314,852 as of December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $42,363. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2019, the Company received $185,000 through short-term loans and contributions of capital by a joint venture partner. As of December 31, 2019, loans payable to officers and shareholders of $534,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of three months ended December 31, 2019 and 2018

As of December 31, 2019, we had $42,363 in cash, negative working capital of $1,337,549 and an accumulated deficit of $25,686,754.

As of December 31, 2018, we had $134,750 in cash, negative working capital of $716,195 and an accumulated deficit of $23,954,052.

Cash flows used in operating activities

During the three months ended December 31, 2019, the Company used cash flows in operating activities of $195,784, compared to $314,460 used in the three months ended December 31, 2018. During the three months ended December 31, 2019, the Company incurred a net loss of $346,596 and $67,300 of non-cash expenses, compared to a net loss of $577,688 and $197,938 of non-cash expenses during the three months ended December 31, 2018.

Cash flows used in investing activities

During the three months ended December 31, 2019 and 2018, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the three months ended December 31, 2019, the Company had proceeds from loans payable from officers and shareholders of $135,000 and proceeds of $50,000 from contributions of capital by its joint venture partner. During the three months ended December 31, 2018, the Company had proceeds from loans payable from officers and shareholders of $60,000, from the sale of common stock of $10,000 and from contributions of capital by its joint venture partner of $375,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on January 28, 2020. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended December 31, 2019.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

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

WELLNESS CENTER USA, INC.

Date: March 25, 2020	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: March 25, 2020	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	March 25, 2020
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	March 25, 2020
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	March 25, 2020
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	March 25, 2020
Thomas E. Scott

/s/ William E. Kingsford	Director	March 25, 2020
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	March 25, 2020
Roy M. Harsch

