Form 10-Q
period 2020-03-31
Wellness Center USA, Inc.
filed 2020-06-26
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 31, 2020 was 107,497,077.

EXPLANATORY NOTE

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on May 18, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, due to the impact of the coronavirus COVID-19 (“COVID-19”) pandemic that made it more difficult, and therefore it has taken us more time, to finish our analysis and compile certain information necessary to make key assessments and estimates.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2020

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$40,146	$53,147
Accounts receivable	5,000	-
Inventories	65,660	-
Prepaid expenses and other current assets	500	55,000
Total Current Assets	111,306	108,147

Property and equipment, net	-	1,562
Right of use asset	17,502	-
Total Other Assets	17,502	1,562

TOTAL ASSETS	$128,808	$109,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$824,115	$691,619
Payroll taxes payable	101,334	102,834
Lease liability	17,502	-
Loans payable from officers and shareholders	869,250	399,250
Total Current Liabilities	1,812,201	1,193,703

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 107,497,077 shares issued and outstanding, respectively	107,497	107,497
Additional paid-in capital	24,441,950	23,777,647
Accumulated deficit	(26,606,310)	(25,362,287)
Total Wellness Center USA shareholders’ deficit	(2,056,863)	(1,477,143)

Non-controlling interest	373,470	393,149
Total Shareholder’s deficit	(1,683,393)	(1,083,994)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$128,808	$109,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sales:
Trade	$5,000	$8,725	$5,000	$16,400
Consulting services	-	4,150	-	9,350
Total Sales	5,000	12,875	5,000	25,750

Cost of goods sold	-	7,725	-	15,450

Gross profit	5,000	5,150	5,000	10,300

Operating expenses	423,130	535,593	760,403	1,011,457

Loss from operations	(418,130)	(530,443)	(755,403)	(1,001,157)

Other expenses
Amortization of debt discount	-	(21,389)	-	(72,078)
Financing costs	-	(22,000)	-	(73,434)
Cost of warrant modification	(507,265)	-	(507,265)	-
Interest expense	(16,211)	(6,878)	(25,534)	(11,729)
Total other expenses	(523,476)	(50,267)	(532,799)	(157,241)

NET LOSS	(941,606)	(580,710)	(1,288,202)	(1,158,398)

Net loss attributable to non-controlling interest	22,050	643	44,179	4,402
Loss from deconsolidation of non-controlling interest	-	-	-	(405,383)

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(919,556)	(580,067)	(1,244,023)	(1,559,379)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	107,497,077	103,977,232	107,497,077	100,952,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, December 31, 2019 (unaudited)	107,497,077	$107,497	$23,868,885	$(25,686,754)	$(1,710,372)	$395,520	$(1,314,852)

Fair value of vested stock options	-	-	65,800	-	65,800	-	65,800

Cost of warrant modification	-	-	507,265	-	507,265	-	507,265

Net loss for the three months ended March 31, 2020	-	-	-	(919,556)	(919,556)	(22,050)	(941,606)

Balance, March 31, 2020 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	131,538	-	131,538	-	131,538

Cost of warrant modification	-	-	507,265	-	507,265	-	507,265

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the six months ended March 31, 2020	-	-	-	(1,244,023)	(1,244,023)	(44,179)	(1,288,202)

Balance, March 31, 2020 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

Balance, December 31, 2018 (unaudited)	103,697,867	$103,698	$23,033,274	$(23,954,052)	$(817,080)	$120,000	$(697,080)

Fair value of vested stock options	-	-	77,227	-	77,227	-	77,227

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Contribution of capital by joint venture partner	-	-	68,000	-	68,000	32,000	100,000

Net loss for the three months ended March 31, 2019	-	-	-	(580,067)	(580,067)	(643)	(580,710)

Balance, March 31, 2019 (unaudited)	104,012,153	$104,012	$23,200,187	$(24,534,119)	$(1,229,920)	$151,357	$(1,078,563)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	2,482,441	2,483	171,300	-	173,783	-	173,783

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued upon conversions of note payable	-	-	51,434	-	51,434	-	51,434

Fair value of vested stock options	-	-	163,178	-	163,178	-	163,178

Fair value of common stock issued for services	120,000	120	9,480	-	9,600	-	9,600

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	323,000	-	323,000	152,000	475,000

Net loss for the six months ended March 31, 2019	-	-	-	(1,153,996)	(1,153,996)	(4,402)	(1,158,398)

Balance, March 31, 2019 (unaudited)	104,012,153	$104,012	$23,200,187	$(24,534,119)	$(1,229,920)	$151,357	$(1,078,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,288,202)	$(1,158,398)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,562	528
Amortization of right-of-use asset	10,483	-
Amortization of debt discount	-	72,078
Fair value of common shares issued for services	-	9,600
Fair value of stock options issued for services	131,538	163,178
Fair value of additional shares issued upon conversions of note payable	-	51,434
Loss on abandonment of lease	-	22,000
Loss on modification of conversion price on convertible note payable	-	65,000
Cost of warrant modification	507,265	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(5,000)	-
Inventories	(10,660)	-
Prepaid expenses and other assets	(500)	1,550
(Decrease) Increase in:
Accounts payable and accrued expenses	132,496	88,740
Payroll taxes payable	(1,500)	-
Lease liability	(10,483)	-
Deferred revenue	-	(1,000)
Net cash used in operating activities	(533,001)	(685,290)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	470,000	258,250
Common stock and warrants issued for cash	-	10,000
Contribution of capital by joint venture partner	50,000	475,000
Net cash provided by financing activities	520,000	743,250

Net increase (decrease) in cash	(13,001)	57,960

Cash beginning of period	53,147	4,210
Cash end of period	$40,146	$62,170

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Initial recognition of right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842	$27,841	$-
Reclassification of prepaid expenses to inventories	$55,000	$-
Conversion of convertible note payable into common shares	$-	$165,000
Conversion of accrued interest into common shares	$-	$8,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2020, the Company incurred a net loss of $1,288,202 and used cash in operations of $533,001, and had a shareholders’ deficit of $1,683,393 as of March 31, 2020. In addition, $101,334 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $40,146. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2020, the Company received $520,000 through short-term loans and contributions of capital by a joint venture partner.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2020 and 2019, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2020 and 2019, the dilutive impact of outstanding stock options of 14,837,738 and 15,625,238 shares, respectively, and outstanding warrants for 66,484,049 and 67,020,537 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at March 31, 2020 and December 31, 2019.

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

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the six months ended December 31, 2018, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from the deconsolidation of a non-controlling interest of $405,383.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO. PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. As of December 31, 2019, NEO’s operations required additional funding above the $700,000 documented in the agreement, and as of September 30, 2019, GEN2 had received $925,000 of investments to contribute to NEO. During the six months ended March 31, 2020, an additional $50,000 was contributed by GEN2 to NEO. As of March 31, 2020, GEN2 had received $975,000 of investments to contribute to NEO. As of March 31, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of the contributions received of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date. During the three and six months ended March 31, 2020, NEO recorded a loss of $45,000 and $90,162, respectively, relating to its operations.

Repayment of the investment by GEN2 will begin through and upon the date which NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000. Distributions thereafter will be made to PSI, GEN2 and other members in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion. GEN2 consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2019, loans payable from officers and shareholders of $399,250 were outstanding. During the six months ended March 31, 2020, the Company borrowed $470,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of March 31, 2020, loans payable to officers and shareholders of $869,250 were outstanding.

NOTE 4 – LEASE LIABILITIES

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that requires monthly payments of $1,800 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the adoption date was $27,841 using a discount rate of 4.00%. During the three and six months ended March 31, 2020, the Company made payments of $5,144 and $10,339, respectively, towards the lease liability. As of March 31, 2020, lease liability amounted to $17,502.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three and six months ended March 31, 2020 was $5,400 and $10,800, respectively. During the three and six months ended March 31, 2020, the Company reflected amortization of right of use asset of $5,144 and $10,339, respectively, related to this lease, resulting in a net asset balance of $17,502 as of March 31, 2020.

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

During the six months ended March 31, 2020, the Company granted options to an employee to purchase a total of 125,000 shares of its common stock with an aggregate fair value of $4,688. The options have an exercise price of $0.04 per share and expire five years from the date of grant. The shares vested on the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for the option granted during the six months ended March 31, 2020 are as follows:

Exercise price	$0.04
Expected dividends	-
Expected volatility	157.6% – 174.2%
Risk free interest rate	0.26% - 1.60%
Expected life of options	2.5

During the six months ended March 31, 2020, the Company recorded $131,538 of stock compensation for the value of all outstanding options, and as of March 31, 2020, unvested compensation of $253,700 remained that will be amortized over the remaining vesting period.

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2020:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	15,237,738	$0.03 - 2.00	$0.27
Granted	125,000	0.04	0.04
Cancelled	-	-	-
Exercised	-	-	-
Expired	(525,000)	0.11 - 0.19	0.15
Balance, March 31, 2020	14,837,738	$0.03 – 2.00	$0.27
Vested and exercisable, March 31, 2020	12,687,738	$0.03 – 2.00	$0.30

Unvested, March 31, 2020	2,150,000	$0.14	$0.14

The aggregate intrinsic value for option shares outstanding at March 31, 2020 was $625. As of March 31, 2020, there were 15,162,262 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	13,375,238	2.50	$0.14	11,225,238	2.45	$0.14
0.40 - 0.99	62,500	1.75	0.40	62,500	1.75	0.40
1.00 - 1.99	750,000	0.75	1.00	750,000	0.75	1.00
2.00	650,000	0.75	2.00	650,000	0.75	2.00
$0.06 - 2.00	14,837,738	2.75	$0.27	12,687,738	2.64	$0.30

Stock Warrants

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one year period. This change would affect approximately 66 million warrant shares and approximately 20 million warrant shares that were set to expire by the year ending September 30, 2020. The 20 million warrant shares that were set to expire by September 30, 2020, had exercise prices ranging from $0.15 per share to $0.25 per share. The 66 million warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification was $507,265 that was recognized as an expense during the three months ended March 31, 2020.

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	66,484,049	$0.12 - 0.40	$0.17
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2020	66,484,049	$0.12 - 0.40	$0.17
Vested and exercisable, March 31, 2020	66,484,049	$0.12 - 0.40	$0.17

There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2020.

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	59,279,384	2.45	$0.15	59,279,384	2.45	$0.15
0.21 – 0.40	7,204,665	1.36	0.26	7,204,665	1.36	0.26

$0.12 – 0.40	66,484,049	2.33	$0.17	66,484,049	2.33	$0.17

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

The detailed segment information of the Company is as follows:

Assets By Segment

	March 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$25,567	$5,000	$9,579	$40,146
Accounts receivable	-	-	5,000	5,000
Inventories	-	65,660	-	65,660
Prepaid expenses and other current assets	500	-	-	500
Total current assets	26,067	70,660	14,579	111,306

Right-of-use asset	-	17,502	-	17,502
Total other assets	-	17,502	-	17,502

TOTAL ASSETS	$26,067	$88,162	$14,579	$128,808

Operations by Segment For the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended
	March 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	142,500	206,824	73,806	423,130

Loss from operations	$(142,500)	$(206,824)	$(68,806)	$(418,130)

	For the Three Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$8,725	$8,725
Consulting services	-	-	4,150	4,150
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	286,686	146,272	102,635	535,593

Loss from operations	$(286,686)	$(146,272)	$(97,485)	$(530,443)

Operations by Segment for the Six Months Ended March 31, 2020 and 2019

	For the Six Months Ended
	March 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	240,962	382,110	137,331	760,403

Loss from operations	$(240,962)	$(382,110)	$(132,331)	$(755,403)

	For the Six Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$16,400	$16,400
Consulting services	-	-	9,350	9,350
Total Sales	-	-	25,750	25,750

Cost of goods sold	-	-	15,450	15,450

Gross profit	-	-	10,300	10,300

Operating expenses	541,116	265,991	204,350	1,011,457

Loss from operations	$(541,116)	$(265,991)	$(194,050)	$(1,001,157)

NOTE 7 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. Through December 31, 2019, we had negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $25,600 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. During the three and six months ended March 31, 2020, the Company paid $49,393 to one of the employees who had a claim against the Company.

On or about April 1, 2020, the Company received notice from the Illinois Department of Labor that our ex-CEO had filed a wage claim for $179,543.  The Company has responded to the claim denying any amount is payable.  The claim relates to services claimed to have been performed during the period in which such ex-CEO admitted in a guilty plea to violation of certain federal criminal laws involving, among other things, manipulation of the price of our stock and engaging in undisclosed sales of our stock resulting in his receipt of proceeds exceeding $600,000.  Our response  relies upon settled Illinois law that a willful, deliberate, and repeated breach of fiduciary duty by a corporate officer and/or director, as evidenced by a guilty plea in a criminal proceeding, justifies a complete forfeiture of officer and director’s compensation.

NOTE 8 – COMMITMENTS

Leases

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. At the date of abandonment, the Company had a remaining lease obligation of $631,587. During the year ended September 30, 2019, the Company recorded an accrual for the estimated potential settlement and wrote-off its $15,000 security deposit relating to the lease. During the three and six months ended March 31, 2020, the Company recorded an additional expense of $27,924 and $103,739, respectively, relating to the lease obligation.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property as documented in the agreement. During the three and six months ended March 31, 2020, the $11,000 was paid by the Company.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company borrowed $100,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of the date of this filing, the Company’s officers and directors had the following loans outstanding: Calvin O;Harrow - $544,250; Roy Harsch - $150,000; William Kingsford - $131,000; Paul Jones - $75,000; Douglas Samuelson - $30,000.

Subsequent to March 31, 2020, one of the loan holders who is not an officer or director (see Note 3), converted his loan in the amount of $30,000 into 575,000 shares of the Company’s common stock. In connection with the conversion of the loan payable, the Company issued the loan holder a warrant to purchase 1,150,000 shares of common stock as an inducement to convert. The warrants have an exercise price of $0.07 per share and expire five years from the date of grant.

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 19,400,000 restricted shares of the Company’s common stock to its officers and directors. A total of 6,600,000 shares will vest in April 2020, while 12,800,000 will vest monthly over three years from April 2020 through March 2023. In connection with the grant, the Board approved the cancellation of stock options to purchase 3,100,000 shares of the Company’s common stock with an exercise price of $0.14 per share that had vested as of March 31, 2020, and 1,550,000 shares with an exercise price of $0.14 per share that were set to vest monthly from April 2020 through March 2021. Also, the Board approved the grant of stock options to purchase 3,750,000 shares with an exercise price of $0.04 per share that will vest monthly over three years from April 2020 through March 2023. All of the options will expire ten years from the date of grant.

In addition, the Board approved the following:

a.	Repricing of stock options to purchase 1,200,000 shares with an exercise price of $0.14 per share to $0.04 per share that had vested as of March 31, 2020,
b.	Repricing of stock options to purchase 600,000 shares with an exercise price of $0.14 per share to $0.04 per share that were set to vest monthly from April 2020 through March 2021.
c.	Extend the expiration of the options to ten years from the date of grant, rather than the five-year expiration the shares initially had.

As of April 30, 2020,  the Company, through its wholly-owned subsidiary, PSI, held a 51% interest in NEO, a joint venture formed in November, 2018 with Gen2 to further development, marketing, licensing and/or sale of PSI technology and products. As of said date, shareholders of Gen2, which included several Company shareholders, officers, and directors, had contributed $975,000 to the joint venture through Gen2 and Gen2 held a 39% interest in NEO.  The remaining 10% interest in NEO was then held by John Yorke, pursuant to an employee award in consideration of his services on behalf of the joint venture.  As of April 30, 2020, the joint venture was reorganized. Gen 2 shareholders exchanged their common shares in Gen 2, and John Yorke exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI.  The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. PSI now owns 100% of Gen 2, including Gen 2’s interest in NEO, as a result of the reorganization, but we expect efforts to further develop, market, license and/or sell PSI technology and products to be conducted through PSI, instead of NEO.

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

As of March 31, 2020, NEO’s operations required funding in excess of the $700,000 initially anticipated by the joint venture. As of that date, GEN2 had contributed $975,000 to NEO, for which GEN2 received Units representing a cumulative total of 39.0% ownership of NEO. Additional Units representing a 10% ownership interest in NEO were awarded to one individual as a key staff incentive from the reserve initially established for such awards, with no further awards currently anticipated. As a result, once NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000, the next $975,000 of realized and retained cumulative net income/distributable cash would be distributed to GEN2. Distributions thereafter would be made to PSI, GEN2 and the other member, in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

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

As of September 30, 2019, the Company interest was adjusted to 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. As of March 31, 2020, the Company recorded its proportionate share of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date. During the three and six months ended March 31, 2020, NEO recorded a loss of $45,000 and $90,162, respectively, relating to its operations.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2020 and 2019 was $5,000 and $12,875, respectively. The decrease in revenue in 2020 primarily related to the decrease in revenues at SCI, as there was no revenue at PSI for each period. Cost of sales for the three months ended March 31, 2019 was $7,725. There was no cost of sales for the three months ended March 31, 2020. Gross profit for the three months ended March 31, 2020 and 2019 was $5,000 and $5,150, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 and 2019 were $423,130 and $535,593, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the three months ended March 31, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants and $16,211 of interest expense, totaling to $523,476. Other expenses during the three months ended March 31, 2019 consisted of $21,389 of amortization of debt discount, $22,000 of financing costs and $6,878 of interest expense, totaling to $50,267.

Net Loss

Our net loss for the three months ended March 31, 2020 was $941,606, compared to a net loss of $580,710 for the three months ended March 31, 2019. The increase in the net loss of $360,896 in 2020 was primarily due to the increase in other expenses, offset by the decrease in operating expenses.

Results of Operations for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2020 and 2019 was $5,000 and $25,750, respectively. The decrease in 2020 was due to the decrease in revenues at SCI, as there was no revenue at PSI for each period. Cost of sales for the six months ended March 31, 2019 was $15,450. There was no cost of sales for the three months ended March 31, 2020. Gross profit for the six months ended March 31, 2019 was $5,000 and $10,300, respectively.

Operating Expenses

Operating expenses for the six months ended March 31, 2020 and 2019 were $760,403 and $1,011,457, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the six months ended March 31, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants and $25,534 of interest expense, totaling to $532,799. Other expenses during the six months ended March 31, 2019 consisted of $72,078 of amortization of debt discount, $73,434 of financing costs and $11,729 of interest expense, totaling to $157,241.

Net Loss

Our net loss for the six months ended March 31, 2020 was $1,288,202, compared to a net loss of $1,158,398 for the six months ended March 31, 2019. The increase in the net loss of $129,804 in 2020 was primarily due to the increase in other expenses, offset by the decrease in operating expenses.

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

The detailed segment information of the Company for the three and six months ended March 31, 2020 and 2019 is as follows:

Operations by Segment For the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended
	March 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	142,500	206,824	73,806	423,130

Loss from operations	$(142,500)	$(206,824)	$(68,806)	$(418,130)

	For the Three Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$8,725	$8,725
Consulting services	-	-	4,150	4,150
Total Sales	-	-	12,875	12,875

Cost of goods sold	-	-	7,725	7,725

Gross profit	-	-	5,150	5,150

Operating expenses	286,686	146,272	102,635	535,593

Loss from operations	$(286,686)	$(146,272)	$(97,485)	$(530,443)

There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended March 31, 2020 and 2019. Operating expenses for the three months ended March 31, 2020 and 2019 was $206,824 and $146,272, respectively. The increase in operating expenses in 2020 was due primarily to the increase in contract labor. The loss from operations for the three months ended March 31, 2020 and 2019 was $206,824 and $146,272, respectively.

Revenue for the Authentication and Encryption segment for the three months ended March 31, 2020 and 2019 was $5,000 and $12,875. The decrease in 2020 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the three months ended March 31, 2020 and the gross profit was $5,000. Cost of goods sold for the three months ended March 31, 2019 was $7,725 and the gross profit was $5,150. The gross profit decrease in 2020 was primarily due to the decrease in sales. Operating expenses for the three months ended March 31, 2020 and 2019 was $73,806 and $102,635, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in stock compensation costs and employee-related costs. The loss from operations for the three months ended March 31, 2020 and 2019 was $68,806 and $97,485, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended March 31, 2020 and 2019 was $142,500 and $286,686, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in professional fees and stock compensation. The loss from operations for the three months ended March 31, 2020 and 2019 was $142,500 and $286,686, respectively.

Operations by Segment for the Six Months Ended March 31, 2020 and 2019

	For the Six Months Ended
	March 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	240,962	382,110	137,331	760,403

Loss from operations	$(240,962)	$(382,110)	$(132,331)	$(755,403)

	For the Six Months Ended
	March 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$16,400	$16,400
Consulting services	-	-	9,350	9,350
Total Sales	-	-	25,750	25,750

Cost of goods sold	-	-	15,450	15,450

Gross profit	-	-	10,300	10,300

Operating expenses	541,116	265,991	204,350	1,011,457

Loss from operations	$(541,116)	$(265,991)	$(194,050)	$(1,001,157)

There was no revenue or cost of goods sold for the Medical Devices segment for the six months ended March 31, 2020 and 2019. Operating expenses for the six months ended March 31, 2020 and 2019 was $382,110 and $265,991, respectively. The increase in operating expenses in 2020 was due primarily to the increase in contract labor. The loss from operations for the six months ended March 31, 2020 and 2019 was $382,110 and $265,991, respectively.

Revenue for the Authentication and Encryption segment for the six months ended March 31, 2020 and 2019 was $5,000 and $25,750. The decrease in 2020 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the six months ended March 31, 2020 and the gross profit was $5,000. Cost of goods sold for the six months ended March 31, 2019 was $15,450 and the gross profit was $10,300. The gross profit decrease in 2020 was primarily due to the decrease in sales. Operating expenses for the six months ended March 31, 2020 and 2019 was $137,331 and $204,350, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in stock compensation costs and employee-related costs. The loss from operations for the six months ended March 31, 2020 and 2019 was $132,331 and $194,050, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2020 and 2019 was $240,962 and $541,116, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in professional fees and stock compensation. The loss from operations for the six months ended March 31, 2020 and 2019 was $240,962 and $541,116, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2020, the Company incurred a net loss of $1,288,202 and used cash in operations of $533,001, and had a shareholders’ deficit of $1,683,393 as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $40,146. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2020, the Company received $520,000 through short-term loans and contributions of capital by a joint venture partner. As of March 31, 2020, loans payable to officers and shareholders of $869,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of six months ended March 31, 2020 and 2018

As of March 31, 2020, we had $40,146 in cash, negative working capital of $1,700,895 and an accumulated deficit of $26,606,310.

As of March 31, 2019, we had 62,170 in cash, negative working capital of $1,082,414 and an accumulated deficit of $24,534,119.

Cash flows used in operating activities

During the six months ended March 31, 2020, the Company used cash flows in operating activities of $533,001, compared to $685,290 used in the six months ended March 31, 2019. During the six months ended March 31, 2020, the Company incurred a net loss of $1,288,202 and $650,848 of non-cash expenses, compared to a net loss of $1,158,398 and $383,818 of non-cash expenses during the six months ended March 31, 2019.

Cash flows used in investing activities

During the six months ended March 31, 2020 and 2019, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended March 31, 2020, the Company had proceeds from loans payable from officers and shareholders of $470,000 and proceeds of $50,000 from contributions of capital by its joint venture partner. During the six months ended March 31, 2019, the Company had proceeds from loans payable from officers and shareholders of $258,250, from the sale of common stock of $10,000 and from contributions of capital by its joint venture partner of $475,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on January 28, 2020. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the six months ended March 31, 2020.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2020, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2020.

To address the material weaknesses set forth in items (1) and (2) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations. However, we recently decided to attempt to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. Through December 31, 2019, we had negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $25,600 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. During the three and six months ended March 31, 2020, the Company paid $49,393 to one of the employees who had a claim against the Company.

On or about April 1, 2020, the Company received notice from the Illinois Department of Labor that our ex-CEO had filed a wage claim for $179,543.  The Company has responded to the claim denying any amount is payable.  The claim relates to services claimed to have been performed during the period in which such ex-CEO admitted in a guilty plea to violation of certain federal criminal laws involving, among other things, manipulation of the price of our stock and engaging in undisclosed sales of our stock resulting in his receipt of proceeds exceeding $600,000.  Our response  relies upon settled Illinois law that a willful, deliberate, and repeated breach of fiduciary duty by a corporate officer and/or director, as evidenced by a guilty plea in a criminal proceeding, justifies a complete forfeiture of officer and director’s compensation.

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

WELLNESS CENTER USA, INC.

Date: June 26, 2020	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: June 26, 2020	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	June 26, 2020
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	June 26, 2020
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	June 26, 2020
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	June 26, 2020
Thomas E. Scott

/s/ William E. Kingsford	Director	June 26, 2020
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	June 26, 2020
Roy M. Harsch

