Form 10-Q
period 2020-06-30
Wellness Center USA, Inc.
filed 2020-08-25
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 30, 2020 was 116,319,577.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2020

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$94,318	$53,147
Accounts receivable	5,000	-
Inventories	72,075	-
Prepaid expenses and other current assets	500	55,000
Total Current Assets	171,893	108,147

Property and equipment, net	-	1,562
Right of use asset	12,257	-
Total Other Assets	12,257	1,562

TOTAL ASSETS	$184,150	$109,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$479,558	$457,037
Payroll taxes payable	96,834	102,834
Lease liability	12,257	-
Lease abandonment liability	672,878	234,582
Loans payable from officers and shareholders	1,054,250	399,250
Total Current Liabilities	2,315,777	1,193,703

Long-term Liabilities
U.S. Small Businessss Administration PPP loan payable	37,166	-
Total Long-term Liabilities	37,166	-

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 116,319,577 and 107,497,077 shares issued and outstanding, respectively	116,320	107,497
Additional paid-in capital	24,843,353	23,777,647
Accumulated deficit	(27,425,368)	(25,362,287)
Total Wellness Center USA shareholders’ deficit	(2,465,695)	(1,477,143)

Non-controlling interest	296,902	393,149
Total Shareholder’s deficit	(2,168,793)	(1,083,994)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$184,150	$109,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sales:
Trade	-	$3,108	$5,000	$19,508
Consulting services	-	4,517	-	13,867
Total Sales	-	7,625	5,000	33,375

Cost of goods sold	-	4,575	-	20,025

Gross profit	-	3,050	5,000	13,350

Operating expenses	813,380	404,210	1,573,783	1,415,667

Loss from operations	(813,380)	(401,160)	(1,568,783)	(1,402,317)

Other income (expense)
U.S. federal government COVID-19 grant	4,000	-	4,000	-
Amortization of debt discount	-	-	-	(72,078)
Financing costs	(43,815)	(108,630)	(43,815)	(182,064)
Cost of stock option modifications	(22,680)	-	(22,680)	-
Cost of stock warrant modification	-	-	(507,265)	-
Interest expense	(19,751)	(6,042)	(45,285)	(17,771)
Total other income (expense)	(82,246)	(114,672)	(615,045)	(271,913)

NET LOSS	(895,626)	(515,832)	(2,183,828)	(1,674,230)

Net loss attributable to non-controlling interest	76,568	4,917	120,747	9,319
Loss from deconsolidation of non-controlling interest	-	-	-	(405,383)

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(819,058)	(510,915)	(2,063,081)	(2,070,294)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	110,909,467	107,433,349	108,634,540	106,575,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non- controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, March 31, 2020 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

Fair value of vested stock options	-	-	66,306	-	66,306	-	66,306

Fair value of common stock issued for services	8,247,500	8,248	239,177	-	247,425	-	247,425

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-	-	22,680	-	22,680	-	22,680

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Net loss for the three months ended June 30, 2020	-	-	-	(819,058)	(819,058)	(76,568)	(895,626)

Balance, June 30, 2020 (unaudited)	116,319,577	$116,320	$24,843,353	$(27,425,368)	$(2,465,695)	$296,902	$(2,168,793)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	197,844	-	197,844	-	197,844

Fair value of common stock issued for services	8,247,500	8,248	239,177	-	247,425	-	247,425

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-		22,680	-	22,680	-	22,680

Cost of stock warrant modification	-	-	507,265	-	507,265	-	507,265

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the nine months ended June 30, 2020	-	-	-	(2,063,081)	(2,063,081)	(120,747)	(2,183,828)

Balance, June 30, 2020 (unaudited)	116,319,577	$116,320	$24,843,353	$(27,425,368)	$(2,465,695)	$296,902	$(2,168,793)

Balance, March 31, 2019 (unaudited)	104,012,153	$104,012	$23,200,187	$(24,534,119)	$(1,229,920)	$151,357	$(1,078,563)

Shares issued upon conversion of note payable and accrued interest	2,327,781	$2,328	$114,061	-	116,389	-	116,389

Fair value of vested stock options	-	-	72,641	-	72,641	-	72,641

Fair value of common stock issued for services	1,157,143	1,157	68,272	-	69,429	-	69,429

Fair value of additional shares issued upon conversions of note payable	-	-	108,630	-	108,630	-	108,630

Contribution of capital by joint venture partner	-	-	153,000	-	153,000	72,000	225,000

Net loss for the three months ended June 30, 2019	-	-	-	(510,915)	(510,915)	(4,917)	(515,832)

Balance, June 30, 2019 (unaudited)	107,497,077	$107,497	$23,716,791	$(25,045,034)	$(1,220,746)	$218,440	$(1,002,306)

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	4,810,222	4,811	285,361	-	290,172	-	290,172

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued upon conversions of note payable	-	-	160,064	-	160,064	-	160,064

Fair value of vested stock options	-	-	235,819	-	235,819	-	235,819

Fair value of common stock issued for services	1,277,143	1,277	77,752	-	79,029	-	79,029

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	476,000	-	476,000	224,000	700,000

Net loss for the nine months ended June 30, 2019	-	-	-	(1,664,911)	(1,664,911)	(9,319)	(1,674,230)

Balance, June 30, 2019 (unaudited)	107,497,077	$107,497	$23,716,791	$(25,045,034)	$(1,220,746)	$218,440	$(1,002,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,183,828)	$(1,674,230)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,562	792
Amortization of right-of-use asset	15,584	-
Amortization of debt discount	-	72,078
Fair value of common shares issued for services	247,425	79,029
Fair value of stock options issued for services	197,844	235,819
Fair value of additional shares issued upon conversions of note payable	-	160,064
Fair value of warrants issued upon conversion of loan payable from shareholder	43,815	-
Loss on abandonment of lease	438,296	22,000
Loss on modification of conversion price on convertible note payable	-	65,000
Cost of stock option modifications	22,680	-
Cost of warrant modification	507,265	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(5,000)	-
Inventories	(17,075)	(55,000)
Prepaid expenses and other assets	(500)	16,550
(Decrease) Increase in:
Accounts payable and accrued expenses	22,521	113,665
Payroll taxes payable	(6,000)	-
Lease liability	(15,584)	-
Deferred revenue	-	(8,624)
Net cash used in operating activities	(730,995)	(972,857)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	685,000	333,250
Repayment of loans payable from officers and shareholders	-	(25,000)
Proceeds from U.S. Small Business Administration PPP loan payable	37,166	-
Common stock and warrants issued for cash	-	10,000
Contribution of capital by joint venture partner	50,000	700,000
Net cash provided by financing activities	772,166	1,018,250

Net increase in cash	41,171	45,393

Cash beginning of period	53,147	4,210
Cash end of period	$94,318	$49,603

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Initial recognition of right-of-use assets and operating lease liabilities upon adoptionof ASC Topic 842	$27,841	$-
Reclassification of prepaid expenses to inventories	$55,000	$-
Conversion of loan payable from shareholder into common shares	$30,000	$-
Conversion of convertible note payable into common shares	$-	$290,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2020, the Company incurred a net loss of $2,183,828 and used cash in operations of $730,995, and had a shareholders’ deficit of $2,168,793 as of June 30, 2020. In addition, $96,834 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $94,318. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2020, the Company received $772,166 through short-term loans and contributions of capital by a joint venture partner.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Psoria-Shield Inc. (“PSI”)	The State of Florida	June 17, 2009 (August 24, 2012)	51%

StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 18, 2014	100%

Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 15, 2015/November 15, 2018	50%

NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	51%

Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	48%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2020 and 2019, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2020 and 2019, the dilutive impact of outstanding stock options of 13,765,238 and 15,687,738 shares, respectively, and outstanding warrants for 67,634,049 and 66,832,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at June 30, 2020 and September 31, 2019.

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

On November 15, 2018, PSI and TMA entered into a Withdraw and Mutual Release Agreement to terminate their joint venture agreement. On the date of termination, the non-controlling interest’s share of the accumulated losses of the joint venture totaled to $405,383. Upon termination, during the year ended September 30, 2019, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from the deconsolidation of a non-controlling interest of $405,383.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. As of December 31, 2019, NEO’s operations required additional funding above the $700,000 documented in the agreement, and as of September 30, 2019, GEN2 had received $925,000 of investments to contribute to NEO. During the nine months ended June 30, 2020, an additional $50,000 was contributed by GEN2 to NEO. As of June 30, 2020, GEN2 had received $975,000 of investments to contribute to NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of the contributions received of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date.

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the three and nine months ended June 30, 2020, the entities recorded a combined loss of $71,442 and $161,604, respectively, relating to its operations, of which $35,007 and $79,186 was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

At the end of May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), subject to execution of a definitive agreement. Protec was formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of June 30, 2020, PSI had advanced $80,000 to Protec in furtherance of its agreement to acquire approximately 96% of Protec, with the Company’s derivative share being approximately 48%, based on its PSI ownership. The remaining 52% derivative share is to be attributed to PSI’s minority shareholders, based on their PSI ownership, and other investors. During the three months ended June 30, 2020, Protec recorded a loss of $79,926, of which $41,561 was allocated to the non-controlling interest. Subsequent to June 30, 2020, Protec received additional investments from non-affiliated investors. See Note 10 for additional information.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2019, loans payable from officers and shareholders of $399,250 were outstanding. During the nine months ended June 30, 2020, the Company borrowed $685,000 from its officers and shareholders. The loans have an interest rate of eight percent and are due one year from the date of issuance. During the three months ended June 30, 2020, one of the loan holders who is not an officer or director, converted his loan in the amount of $30,000 into 575,000 shares of the Company’s common stock. In connection with the conversion of the loan payable, the Company issued the loan holder a warrant to purchase 1,150,000 shares of common stock as an inducement to convert. The warrants have an exercise price of $0.07 per share and expire five years from the date of grant. The fair value of the warrants of $43,815 was recorded as a financing cost during the three months ended June 30, 2020 and was based on a probability affected Black-Scholes Merton pricing model with a stock price of $0.04, volatility of 187.0% and a risk-free rate of 0.20%.

As of June 30, 2020, loans payable to officers and shareholders of $1,054,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of June 30, 2020, the Company’s officers and directors had the following loans outstanding: Calvin O;Harrow - $544,250; Roy Harsch - $150,000; William Kingsford - $131,000; Paul Jones - $75,000; Douglas Samuelson - $30,000.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the three months ended June 30, 2020, the Company’s subsidiary, PSI, entered into a loan agreement with the United States Small Business Administration (SBA) under which the Company borrowed $37,166. The loan is unsecured, accrues interest at 1.0% and is due on April 23, 2022. Beginning in October 2020, PSI is required to make monthly interest payments and all principal and unpaid interest is due in April 2022. If PSI meets certain criteria as defined in the agreement, the loan may be forgiven.

NOTE 5 – LEASE LIABILITIES

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that requires monthly payments of $1,800 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the adoption date was $27,841 using a discount rate of 4.00%. During the three and nine months ended June 30, 2020, the Company made payments of $5,245 and $15,584, respectively, towards the lease liability. As of June 30, 2020, lease liability amounted to $12,257.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three and nine months ended June 30, 2020 was $5,400 and $16,200, respectively. During the three and nine months ended June 30, 2020, the Company reflected amortization of right of use asset of $5,245 and $15,584, respectively, related to this lease, resulting in a net asset balance of $12,257 as of June 30, 2020.

NOTE 6 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 19,910,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 6,860,000 shares vested in April 2020, while 1,800,000 will vest monthly from April 2020 through March 2021, and 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 1,387,500 shares vested during the three months ended June 30, 2020.

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2019	-	$-	$-
Granted	19,910,000	597,300	0.03
Vested	(8,247,500)	(247,425)	0.03
Forfeited	-	-	-
Non-vested, June 30, 2020	11,662,500	$349,875	$0.03

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options

On December 22, 2010, the Company’s Board of Directors approved the adoption of the “2010 Non-Qualified Stock Option Plan” (“2010 Option Plan”) by unanimous consent. The 2010 Option Plan was initiated to encourage and enable officers, directors, consultants, advisors and key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 7,500,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. Effective January 1, 2018, the Board of Directors approved to increase the number of authorized shares of the Company’s common stock that may be subject to, or issued pursuant to, the terms of the plan from 7,500,000 to 30,000,000.

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

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2020:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	15,237,738	$ 0.03 - 2.00	$0.27
Granted	4,375,000	0.04	0.04
Cancelled	(4,910,000)	0.14 – 0.30	0.14
Exercised	-	-	-
Expired	(937,500)	0.11 - 0.25	0.16
Balance, June 30, 2020	13,765,238	$ 0.03 – 2.00	$0.24
Vested and exercisable, June 30, 2020	9,877,738	$ 0.03 – 2.00	$0.32

Unvested, June 30, 2020	3,887,500	$ 0.04 - 0.14	$0.04

During the period ended June 30, 2020, the Company’s Board of Directors approved the cancellation of stock options to purchase 3,360,000 shares of the Company’s common stock with an exercise prices of $0.14 and $0.30 per share that had vested as of March 31, 2020, and 1,550,000 shares with an exercise price of $0.14 per share that were set to vest monthly from April 2020 through March 2021. All of the cancelled options were held by the Company’s Officers and Directors.

The Board approved the grant of stock options to its Chief Executive Officer to purchase 4,250,000 shares with an exercise price of $0.04 per share that expire ten years from the date of grant. The fair value of the shares was determined to be $127,500 as of the date of grant based on a Black-Scholes option model. A total of 500,000 shares vested during the three months ended June 30, 2020 and 3,750,000 shares will vest monthly over three years from April 2020 through March 2023

The Board approved the following modifications relating to the Chief Executive Officer’s options:

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

The incremental fair value of the options resulting from the modifications was $22,680 that was recognized as an expense during the three months ended June 30, 2020.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

In addition to the options granted to the Company’s Chief Executive Officer noted above, during the nine months ended June 30, 2020, the Company granted options to an employee to purchase a total of 125,000 shares of its common stock with an aggregate fair value of $4,688. The options have an exercise price of $0.04 per share and expire five years from the date of grant. The shares vested on the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for all of the options granted during the nine months ended June 30, 2020 are as follows:

Exercise price	$0.04
Expected dividends	-
Expected volatility	157.6% – 182.9%
Risk free interest rate	0.26% - 1.60%
Expected life of options	2.5

During the three and nine months ended June 30, 2020, the Company recorded $66,306 and $197,844 of stock compensation for the value of all outstanding options, and as of June 30, 2020, unvested compensation of $107,645 remained that will be amortized over the remaining vesting period.

The aggregate intrinsic value for option shares outstanding at June 30, 2020 was $625. As of June 30, 2020, there were 16,234,762 shares of stock options remaining available for issuance under the 2010 Plan.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.06 - 0.39	12,302,738	3.34	$0.09	8,415,238	2.70	$0.12
0.40 - 0.99	62,500	1.75	0.40	62,500	1.75	0.40
1.00 - 1.99	750,000	0.50	1.00	750,000	0.50	1.00
2.00	650,000	0.50	2.00	650,000	0.50	2.00
$0.06 - 2.00	13,765,238	3.05	$0.24	9,877,738	2.38	$0.32

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	66,484,049	$ 0.12 - 0.40	$0.17
Granted	1,150,000	0.07	0.07
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, June 30, 2020	67,634,049	$ 0.07 - 0.40	$0.16
Vested and exercisable, June 30, 2020	67,634,049	$ 0.07 - 0.40	$0.16

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one year period. This change affected approximately 66,000,000 warrant shares and approximately 20,000,000 warrant shares that were set to expire by the year ending September 30, 2020. The 20,000,000 warrant shares that were set to expire by September 30, 2020, had exercise prices ranging from $0.15 per share to $0.25 per share. The 66,000,000 warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification was $507,265 and was recognized as an expense during the nine months ended June 30, 2020.

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2020.

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	60,429,384	2.20	$0.15	60,429,384	2.20	$0.15
0.21 – 0.40	7,204,665	1.13	0.26	7,204,665	1.13	0.26

$0.12 – 0.40	67,634,049	2.09	$0.16	67,634,049	2.09	$0.16

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

The detailed segment information of the Company is as follows:

Assets By Segment

	June 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$39,770	$51,402	$3,146	$94,318
Accounts receivable	-	-	5,000	5,000
Inventories	-	72,075	-	72,075
Prepaid expenses and other current assets	500	-	-	500
Total current assets	40,270	123,477	8,146	171,893

Right-of-use asset	-	12,257	-	12,257
Total other assets	-	12,257	-	12,257

TOTAL ASSETS	$40,270	$135,734	$8,146	$184,150

Operations by Segment For the Three Months Ended June 30, 2020 and 2019

For the Three Months Ended
June 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$-	$-
Consulting services	-	-	-	-
Total Sales	-	-	-	-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	620,650	208,047	(15,317)	813,380

Income (loss) from operations	$(620,650)	$(208,047)	$15,317	$(813,380)

	For the Three Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$3,108	$3,108
Consulting services	-	-	4,517	4,517
Total Sales	-	-	7,625	7,625

Cost of goods sold	-	-	4,575	4,575

Gross profit	-	-	3,050	3,050

Operating expenses	175,784	95,306	133,120	404,210

Loss from operations	$(175,784)	$(95,306)	$(130,070)	$(401,160)

Operations by Segment For the Nine Months Ended June 30, 2020 and 2019

	For the Nine Months Ended
	June 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	861,611	590,158	122,014	1,573,783

Loss from operations	$(861,611)	$(590,158)	$(117,014)	$(1,568,783)

	For the Nine Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	716,900	399,111	299,656	1,415,667

Loss from operations	$(716,900)	$(399,111)	$(286,306)	$(1,402,317)

NOTE 8 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. During the period covered by this Report, we have attempted to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, with the hope of reaching negotiated transactions with lessors, employees and other third parties. Such actions have resulted in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern.

Through December 31, 2019, we had negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $25,600 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. During the nine months ended June 30, 2020, the Company paid $49,393 to one of the employees who had a claim against the Company.

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

On or about June 29, 2020, the Company received notice that a suit had been filed in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois, as noted in the following Note 9.

NOTE 9 – COMMITMENTS

Other Leases

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. At the date of abandonment, the Company had a remaining lease obligation of $631,587. During the year ended September 30, 2019, the Company recorded an accrual for its estimate for the potential settlement of this matter and wrote-off its $15,000 security deposit relating to the lease.

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. We are currently evaluating the allegations, defenses and alternate actions.

During the three and nine months ended June 30, 2020, the Company recorded an additional expense of $334,557 and $438,296, respectively, relating to the lease obligation, and recorded the full amount of the claim due as of June 30, 2020.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property as documented in the agreement. During the nine months ended June 30, 2020, the $11,000 was paid by the Company.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, Protec Scientific, Inc. (see Note 2) received $95,000 of investments, of which $75,000 was received from non-affiliated investors.  Due to those investments, as of the date of this filing, PSI’s ownership in Protec was reduced to approximately 86% and the Company’s derivative ownership was reduced to approximately 43%.

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

During the nine months ended June 30, 2020, NEO’s operations required funding in excess of the $700,000 initially anticipated by the joint venture. As of June 30, 2020, GEN2 had contributed $975,000 to NEO, for which GEN2 received Units representing a cumulative total of 39.0% ownership of NEO. Additional Units representing a 10% ownership interest in NEO were awarded to one individual as a key staff incentive from the reserve initially established for such awards, with no further awards currently anticipated. As a result, once NEO has realized and retained cumulative net income/distributable cash in the amount of $300,000, the next $975,000 of realized and retained cumulative net income/distributable cash would be distributed to GEN2. Distributions thereafter would be made to PSI, GEN2 and the other member, in proportion to their respective Unit ownership, at the times and in the manner determined from time to time by the managers, in their sole discretion.

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

As of September 30, 2019, the Company’s interest was adjusted to 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%.

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the three and nine months ended June 30, 2020, the entities recorded a combined loss of $71,442 and $161,604, respectively, relating to its operations.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

At the end of May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), subject to execution of a definitive agreement. Protec was formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of June 30, 2020, PSI had advanced $80,000 to Protec in furtherance of its agreement to acquire approximately 96% of Protec, with the Company’s derivative share being approximately 48%, based on its PSI ownership. The remaining 52% derivative share is to be attributed to PSI’s minority shareholders, based on their PSI ownership, and other investors.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2019 was $7,625. There was no revenue, cost of sales or gross profit for the three months ended June 30, 2020. The decrease in revenue in 2020 related to the decrease in revenues at SCI, as there was no revenue at PSI for each period. Cost of sales for the three months ended June 30, 2019 was $4,575. Gross profit for the three months ended June 30, 2019 was $3,050.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019 were $813,380 and $404,210, respectively. The increase in operating expenses in 2020 was primarily due to the increase in lease settlement expenses, but also to employee-related costs and stock compensation costs.

Other Income (Expense)

Other income during the three months ended June 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19. Other expenses during the three months ended June 30, 2020 consisted of $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $19,751 of interest expense, totaling to a net expense of $82,246. Other expenses during the three months ended June 30, 2019 consisted of $108,630 of financing costs and $6,042 of interest expense, totaling to $114,672.

Net Loss

Our net loss for the three months ended June 30, 2020 was $895,626, compared to a net loss of $515,832 for the three months ended June 30, 2019. The increase in the net loss in 2020 was primarily due to the increase in operating expenses.

Results of Operations for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2020 and 2019 was $5,000 and $33,375, respectively. The decrease in revenues in 2020 was due to the decrease in revenues at SCI, as there was no revenue at PSI for each period. Cost of sales for the nine months ended June 30, 2019 was $20,025. There was no cost of sales for the three months ended June 30, 2020. Gross profit for the nine months ended June 30, 2019 was $5,000 and $13,350, respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2020 and 2019 were $1,573,783 and $1,415,667, respectively. The increase in operating expenses in 2020 was primarily due to the increase in lease settlement expenses.

Other Income (Expense)

Other income during the nine months ended June 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19. Other expenses during the nine months ended June 30, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants, $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $45,285 of interest expense, totaling to a net expense of $615,045. Other expenses during the nine months ended June 30, 2019 consisted of $72,078 of amortization of debt discount, $182,064 of financing costs and $17,771 of interest expense, totaling to $271,913.

Net Loss

Our net loss for the nine months ended June 30, 2020 was $2,183,828, compared to a net loss of $1,674,230 for the nine months ended June 30, 2019. The increase in the net loss in 2020 was primarily due to the increase in operating expenses and other expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment For the Three Months Ended June 30, 2020 and 2019

For the Three Months Ended
June 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$-	$-
Consulting services	-	-	-	-
Total Sales	-	-	-	-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	620,650	208,047	(15,317)	813,380

Income (loss) from operations	$(620,650)	$(208,047)	$15,317	$(813,380)

	For the Three Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$3,108	$3,108
Consulting services	-	-	4,517	4,517
Total Sales	-	-	7,625	7,625

Cost of goods sold	-	-	4,575	4,575

Gross profit	-	-	3,050	3,050

Operating expenses	175,784	95,306	133,120	404,210

Loss from operations	$(175,784)	$(95,306)	$(130,070)	$(401,160)

There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended June 30, 2020 and 2019. Operating expenses for the three months ended June 30, 2020 and 2019 was $208,047 and $95,306, respectively. The increase in operating expenses in 2020 was due primarily to the increase in contract labor. The loss from operations for the three months ended June 30, 2020 and 2019 was $208,047 and $95,306, respectively.

Revenue for the Authentication and Encryption segment for the three months ended June 30, 2019 was $7,625. There was no revenue or cost of goods sold for the Authentication and Encryption segment for the three months ended June 30, 2020. The decrease in 2020 was due to the decrease in trade sales and consulting services. Cost of goods sold for the three months ended June 30, 2019 was $4,775 and the gross profit was $3,050. The gross profit decrease in 2020 was due to the decrease in sales. Operating expenses for the three months ended June 30, 2020 and 2019 was $(15,317) and $133,120, respectively. The decrease in operating expenses in 2020 was primarily due to the decrease in stock compensation costs and employee-related costs. The income (loss) from operations for the three months ended June 30, 2020 and 2019 was $15,317 and $(130,070), respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended June 30, 2020 and 2019 was $620,650 and $175,784, respectively. The increase in operating expenses in 2020 was primarily due to the increase in lease settlement expenses. The loss from operations for the three months ended June 30, 2020 and 2019 was $620,650 and $175,784, respectively.

Operations by Segment For the Nine Months Ended June 30, 2020 and 2019

	For the Nine Months Ended
	June 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	861,611	590,158	122,014	1,573,783

Loss from operations	$(861,611)	$(590,158)	$(117,014)	$(1,568,783)

	For the Nine Months Ended
	June 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	716,900	399,111	299,656	1,415,667

Loss from operations	$(716,900)	$(399,111)	$(286,306)	$(1,402,317)

There was no revenue or cost of goods sold for the Medical Devices segment for the nine months ended June 30, 2020 and 2019. Operating expenses for the nine months ended June 30, 2020 and 2019 was $590,158 and $399,111, respectively. The increase in operating expenses in 2020 was primarily due to the increase in contract labor. The loss from operations for the nine months ended June 30, 2020 and 2019 was $590,158 and $399,111, respectively.

Revenue for the Authentication and Encryption segment for the nine months ended June 30, 2020 and 2019 was $5,000 and $33,375. The decrease in 2020 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the nine months ended June 30, 2020 and the gross profit was $5,000. Cost of goods sold for the nine months ended June 30, 2019 was $20,025 and the gross profit was $13,350. The gross profit decrease in 2020 was primarily due to the decrease in sales. Operating expenses for the nine months ended June 30, 2020 and 2019 was $122,014 and $299,656, respectively. The decrease in operating expenses in 2020 was primarily due to the decrease in stock compensation costs and employee-related costs. The loss from operations for the nine months ended June 30, 2020 and 2019 was $117,014 and $286,306, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2020 and 2019 was $861,611 and $716,900, respectively. The increase in operating expenses in 2020 was primarily due to the increase in lease settlement costs. The loss from operations for the nine months ended June 30, 2020 and 2019 was $861,611 and $716,900, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2020, the Company incurred a net loss of $2,183,828 and used cash in operations of $730,995, and had a shareholders’ deficit of $2,168,793 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $94,318. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2020, the Company received $772,166 through short-term loans and contributions of capital by a joint venture partner. As of June 30, 2020, loans payable to officers and shareholders of $1,054,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. In addition, the Company entered into a loan with the United States Small Business Administration under which the Company borrowed $37,166. The loan is unsecured, accrues interest at 1.0% and is due on April 23, 2022.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of nine months ended June 30, 2020 and 2018

As of June 30, 2020, we had $94,318 in cash, negative working capital of $2,143,884 and an accumulated deficit of $27,463,732.

As of June 30, 2019, we had $49,603 in cash, negative working capital of $1,005,893 and an accumulated deficit of $25,045,034.

Cash flows used in operating activities

During the nine months ended June 30, 2020, the Company used cash flows in operating activities of $730,995, compared to $685,290 used in the nine months ended June 30, 2019. During the nine months ended June 30, 2020, the Company incurred a net loss of $2,183,828 and $1,474,471 of non-cash expenses, compared to a net loss of $1,674,230 and $634,782 of non-cash expenses during the nine months ended June 30, 2019.

Cash flows used in investing activities

During the nine months ended June 30, 2020 and 2019, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the nine months ended June 30, 2020, the Company had proceeds of $685,000 from loans payable from officers and shareholders, $37,166 from a U.S. SBA loan and $50,000 from contributions of capital by its joint venture partners. During the nine months ended June 30, 2019, the Company had proceeds from loans payable from officers and shareholders of $333,250, from the sale of common stock of $10,000 and from contributions of capital by its joint venture partner of $700,000. The Company used cash of $25,000 for the repayment of loans payable from officers and shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on January 28, 2020. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the nine months ended June 30, 2020.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2020, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2020.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the nine months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. During the period covered by this Report, we have attempted to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, with the hope of reaching negotiated transactions with lessors, employees and other third parties. Such actions have resulted in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern.

Through December 31, 2019, we had negotiated settlement of all but $89,302 in ex-employee wage and benefits claims, with agreement to pay such remaining amount, together with interest at the rate of 4% per annum on the principal amount from time to time outstanding, when and as cash flow permits. One of the employees claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $25,600 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. During the nine months ended June 30, 2020, the Company paid $49,393 to one of the employees who had a claim against the Company.

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

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. We are currently evaluating the allegations, defenses and alternate actions.

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

WELLNESS CENTER USA, INC.

Date: August 25, 2020	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: August 25, 2020	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	August 25, 2020
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	August 25, 2020
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	August 25, 2020
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	August 25, 2020
Thomas E. Scott

/s/ William E. Kingsford	Director	August 25, 2020
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	August 25, 2020
Roy M. Harsch

