Form 10-K
period 2020-09-30
Wellness Center USA, Inc.
filed 2021-02-08
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2020: $3,698,561.

As of September 30, 2020, the registrant had 118,252,077 shares of its common stock issued and outstanding.

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

The Company currently operates in two business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology and sanitation purposes; and (ii) authentication and encryption products and services. The segments are conducted through our wholly-owned subsidiaries, PSI and SCI.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. We acquired all of the issued and outstanding shares of stock in PSI on August 24, 2012.

Joint Ventures

During the period covered by this Report, PSI conducted operations through joint ventures. During the period ended November 30, 2018, operations were conducted through Psoria Development Company, LLC (“PDC”), a joint venture with The Medical Alliance, Inc. (“TMA”). In November 2018, the PDC joint venture was terminated. The non-controlling interest’s share of the accumulated losses of the joint venture through termination totaled to $405,383, representing the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, PDC, as adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, with attribution of its share of losses even if such attribution results in a deficit non-controlling interest balance. During the year ended September 30, 2019, the Company wrote-off the non-controlling interest’s share of the accumulated losses and recorded a loss from the deconsolidation of a non-controlling interest of $405,383.

Since December 2018, PSI has conducted operations through a joint venture with GEN2 Funding, Inc. (“Gen2”) to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture is conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 were the initial members of NEO, with 50.5% and 36.0% of the initial Units assigned to PSI and GEN2, respectively, and an additional 13.5% of such Units reserved for issuance as incentives for key employees and consultants. Prior to issuance of reserved Units as incentives, the Company controlled 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 jointly manage NEO’s day-to-day operations. PSI contributed PSI technology to NEO and GEN2 agreed to contribute $700,000.

As of December 31, 2019, NEO’s operations required additional funding beyond Gen2’s $700,000 commitment. As of September 30, 2019, GEN2 had received and contributed an additional $275,000 to NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10% (as a result of the issuance of incentive Units). The Company recorded its proportionate share of the contributions received of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of that date.

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his incentive Units in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During year ended September 30, 2020, the entities recorded a combined loss of $333,809 relating to its operations, of which $163,556 was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, PSI agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications including, but not limited to, an anti-viral UV-C germicidal wand device to be marketed as the ProTec 9. It also agreed to license certain intellectual property and patented technology to Protec, on an exclusive basis, to use certain Licensed Patents, Know-how, Technical Data, and any Improvements to develop, make, have made, use, sell, offer to sell, distribute, export, import, and otherwise commercialize the Protec 9 within the United States and Canada, for a period continuing for so long as PSI owns the acquired common shares in Protec. The License Agreement requires Protec to pay a royalty of 4% of gross revenues arising from or relating to the servicing, selling, distributing, and other commercialization of Protec 9 products. Pursuant to the PSA, the Company’s Chairman, Calvin R. O’Harrow, will serve as member of Protec’s three-member Board of Directors. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s derivative share being approximately 32%, based on its PSI ownership. The remaining 30% derivative share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 38% ownership interest in Protec. During the year ended September 30, 2020, Protec recorded a loss of $172,174, of which $117,732 was allocated to the non-controlling interests.

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

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2020, and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. Except as otherwise described herein, we currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

We continue efforts to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, the Company has negotiated settlement of all ex-employee wage and benefits claims except for two. The first regards unpaid wages claimed due together with interest at the rate of 4% per annum on such amount as the Company originally agreed upon in settlement negotiations. The ex-employee claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600.00 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

The second claim was filed with the Illinois Department of Labor asserting a violation of the Illinois Wage Payment and Collection Act by the Company’s former CEO. That claim alleges unpaid wages in the amount of $158,714.60 and unpaid vacation pay in the amount of $20,833.33 for a total amount of $179,547.90, as well as certain statutory damages including, but not limited to, 2% of the wages due per month plus attorneys’ fees if the ex-CEO elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. The Company has filed its response to such claim with the Department denying the substantive allegations therein and asserting certain factual and legal defenses, including breach of fiduciary duty, as a bar to all claimed compensation. The claim remains pending, but as the date hereof, no suit has been filed against the Company asserting a violation of the Act based on said claim.

In periodic reports on Forms 10K and 10Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its former CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The former CEO was the subject of a separate SEC complaint in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also barred him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,888 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. The Company has continued evaluation of the allegations, defenses and alternate actions, and it is engaged settlement negotiations which are on-going.

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

Common Stock

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action and the Company amended its Articles of Incorporation through a filing of a Certificate of Amendment on October 11, 2019. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2020 and 2019, there were 118,252,077 and 107,497,077 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2020 and 2019, 14,127,738 and 15,237,738 shares, respectively, were outstanding under the 2010 Option Plan.

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

The Company currently operates in two business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology and sanitation purposes; and (ii) authentication and encryption products and services. The segments are conducted through our wholly-owned subsidiaries, PSI and SCI.

Results of Operations for the year ended September 30, 2020 compared to the year ended September 30, 2019

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2020 and 2019 was $5,000 and $33,375, respectively. The decrease in 2020 was due to the decrease in sales at the Authentication and Encryption segment, as there were no sales at the Medical Device segment for either year.

Cost of sales for the year ended September 30, 2019 was $20,025. There was no cost of sales for the year ended September 30, 2020. Gross profit for the years ended September 30, 2020 and 2019, was $5,000 and $13,350, respectively. The gross profit decrease in 2020 was primarily due to the decrease in sales.

Operating Expenses

Operating expenses for the years ended September 30, 2020 and 2019 was $1,926,594 and $1,779,934, respectively. The increase in operating expenses in 2020 was due to the increase in operating expenses at the Medical Device segment and at the corporate segment, offset by the decrease in operating expenses at SCI. The increase in expenses at the corporate segment primarily related to the increase in stock compensation expenses and the fair value of common stock issued for services, and lease settlement expenses. Stock compensation expenses and the fair value of common stock issued for services totaled to $583,064 and $379,954 during the years ended September 30, 2020 and 2019, respectively. The increase in expenses at the Medical Device segment primarily related to the increase in employee and contract labor related costs.

Other Expenses

Other income during the year ended September 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19 and $56,840 from the write-off of long outstanding accounts payable. Other expenses during the year ended September 30, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants, $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $67,861 of interest expense, totaling to a net expense of $580,781. Other expenses during the year ended September 30, 2019 consisted of $72,078 of amortization of debt discount, $182,064 of financing costs and $25,298 of interest expense, totaling to $279,440.

Net Loss

Our net loss for the years ended September 30, 2020 and 2019 was $2,502,375 and $2,046,024, respectively. The increase in the net loss in 2020 was due to the increase in operating expenses and total other expenses.

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

The Company operates in the following business segments:

(i) Medical Devices: which stems from PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases and for sanitation purposes.

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

The detailed segment information of the Company is as follows:

Operations by Segment

	For the Year Ended
	September 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	1,004,477	852,542	69,575	1,926,594

Loss from operations	$(1,004,477)	$(852,542)	$(64,575)	$(1,921,594)

Operations by Segment

	For the Year Ended
	September 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	782,961	641,236	355,737	1,779,934

Loss from operations	$(782,961)	$(641,236)	$(342,387)	$(1,766,584)

There was no revenue or cost of sales for the Medical Devices segment for the years ended September 30, 2020 and 2019. Operating expenses for the years ended September 30, 2020 and 2019 was $852,542 and $641,236, respectively. The increase in operating expenses in 2020 was primarily due to the increase in employee and contract labor related costs. The loss from operations for the years ended September 30, 2020 and 2019 was $852,542 and $641,236, respectively.

Revenue for the Authentication and Encryption segment for the years ended September 30, 2020 and 2019 was $5,000 and $33,375, respectively. The decrease in sales in 2020 was due to the decrease in trade sales and consulting services. Cost of goods sold for the year ended September 30, 2019 was $20,025. There was no cost of goods sold for the year ended September 30, 2020. Gross profit for the years ended September 30, 2020 and 2019 was $5,000 and $13,350, respectively. The decrease in gross profit in 2020 was primarily due to the decrease in sales. Operating expenses for the years ended September 30, 2020 and 2019 was $69,575 and $355,737, respectively. The decrease in operating expenses in 2020 was primarily due to the decrease in labor costs, consulting costs and professional fees in 2020. The loss from operations for the years ended September 30, 2020 and 2019 was $64,575 and $342,387, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the years ended September 30, 2020 and 2019 was $1,004,477 and $782,961, respectively. The increase in operating expenses in 2020 was primarily due to the increase in stock compensation expenses and the fair value of common stock issued for services, and lease settlement costs. The loss from operations for the years ended September 30, 2020 and 2019 was $1,004,477 and $782,961, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2020, the Company incurred a net loss of $2,502,375 and used cash in operations of $1,004,993, and had a shareholders’ deficit of $2,229,545 as of September 30, 2020. In addition, $396,250 of notes payable to officers and shareholders and $92,334 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $51,320. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2020, the Company received $1,003,166 through short-term loans and contributions of capital by a joint venture partner.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of years ended September 30, 2020 and 2019

As of September 30, 2020, we had $51,320 in cash, negative working capital of $2,199,340 and an accumulated deficit of $27,603,611.

As of September 30, 2019, we had $53,147 in cash, negative working capital of $1,085,556 and an accumulated deficit of $25,362,287.

Cash flows used in operating activities

During the year ended September 30, 2020, we used cash from operating activities of $1,004,993, compared to $1,219,313 used in the year ended September 30, 2019. During the year ended September 30, 2020, we incurred a net loss of $2,502,375 and had non-cash expenses of $1,560,722, compared to a net loss of $2,046,024 and non-cash expenses of $700,153 during the year ended September 30, 2019.

Cash flows used in investing activities

During the years ended September 30, 2020 and 2019, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the year ended September 30, 2020, we had proceeds of $796,000 from loans payable from officers and shareholders, $37,166 from a U.S. SBA loan and $170,000 from contributions of capital by its joint venture partners. During year ended September 30, 2019, we had proceeds from loans payable from officers and shareholders of $358,250, $10,000 from the sale of common stock and $925,000 from contributions of capital by its joint venture partners. We used cash of $25,000 for the repayment of loans payable from officers and shareholders.

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

Employees

We currently employ our executive officers and as of September 30, 2020, PSI had eight employees and had several independent contractors.

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

Our consolidated financial statements are contained in pages F-1 through F-22 which appear at the end of this annual report.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

5. The Company has insufficient full time personnel with an appropriate level of technical accounting knowledge to SEC reporting requirements to timely meet the filing requirements.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2020.

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

Name	Age	Position	Date

Calvin R. O’Harrow	71	Chief Executive Officer, Chief Operating Officer, Director	May 2018

Douglas W. Samuelson	61	Chief Financial Officer	Feb 2018

Paul D. Jones	76	Director, President	Dec 2017

Thomas E. Scott	63	Director, Secretary	Dec 2017

William E. Kingsford	77	Director	Dec 2017

Roy M. Harsch	74	Director, Chairman	Dec 2017

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

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Calvin R. O’Harrow	2020	-	-	-	127,500	-	-	-
Chief Executive Officer, Director	2019	-	-	-	-	-	-	-

Douglas W. Samuelson	2020	-	-	112,800	-	-	-	-
Chief Financial Officer	2019	-	-	-	-	-	-	-

Paul D. Jones	2020	-	-	60,000	-	-	-	-
Director, President	2019	-	-	-	-	-	-	-

Thomas E. Scott	2020	-	-	135,000	-	-	-	-
Director, Secretary	2019	-	-	-	-	-	-	-

William E. Kingsford	2020	-	-	60,000	-	-	-	-
Director	2019	-	-	-	-	-	-	-

Roy M. Harsch	2020	-	-	82,500	-	-	-	-
Director, Chairman	2019	-	-	-	-	-	-	-

Rick Howard, President,	2020	-	-	-	-	-	-	-
former CEO of StealthCo (1)	2019	35,000	-	-	-	-	-	-

(1) Ricky Howard passed away suddenly in November 2018.

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

Doug Samuelson, CPA, brings over ten years of experience in public accounting, and over 20 years of experience in the private sector, including serving as CFO, Director and Controller in both private and publicly traded companies. In the past, he provided contract CFO services and assisted public companies with their Sarbanes-Oxley (SOX) compliance. He has worked for major accounting firms, including Arthur Andersen LLP and Cohn Reznick LLP. Mr. Samuelson received his B.S. degree in Accounting from the University of Utah and his M.S. degree in Computer Science from California State University, Northridge.

Stock Option Plan

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Options to Acquire Number of Shares (2)	Warrants to Acquire Number of Shares (2)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Calvin R. O’Harrow, CEO, COO and Director	9,183,000	3,525,000	11,791,112	24,499,112	12.5%

Douglas W. Samuelson, CFO	3,020,000	-	400,000	3,420,000	1.7%

Paul D. Jones, President, Director	2,888,305	-	1,111,111	3,999,416	2.0%

Thomas E. Scott, Secretary, Director	3,599,710	-	463,333	4,063,043	2.1%

William E. Kingsford, Director	3,183,778	-	2,338,731	5,522,509	2.8%

Roy M. Harsch, Director, Chairman	3,053,254	-	1,605,397	4,658,651	2.4%

Officers and Directors as a group	24,928,047	3,525,000	17,709,684	46,162,731	23.5%

Total issued and outstanding	118,252,077	12,012,738	67,634,049	196,251,364	100.00%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc., 145 E. University Boulevard, Tucson, AZ 85705.
(2)	Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2020. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power and in which they are issuable within sixty (60) days after September 30, 2020. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended September 30, 2020, the Company and its subsidiary, PSI, borrowed $796,000 from its officers and shareholders. The loans have an interest rate of eight percent and are due one year from the date of issuance. As of September 30, 2020, loans payable to officers and shareholders of $1,165,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of September 30, 2020, the Company’s officers and directors had the following loans outstanding: Calvin O;Harrow - $590,250; Roy Harsch - $205,000; William Kingsford - $201,000; Paul Jones - $100,000; Douglas Samuelson - $40,000; Tom Scott - $20,000.

In December 2018, the Company and PSI entered into a Joint Venture Agreement with PSI GEN2 Funding, Inc. (“GEN2”), to further develop, market, license and/or sell PSI technology and products. GEN2 consists of accredited investors, and investment participation from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch. The Joint Venture Agreement provided for the venture to be conducted through NEO Phototherapy, LLC, an Illinois limited liability company (“NEO”). As of September 30, 2019, PSI controlled 51% of the joint venture, and the operations of the venture were consolidated with the Company for reporting purposes. Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. As of September 30, 2020, Wellness controls 51% of the outstanding stock of PSI, and as such is consolidated for reporting purposes, and the remaining 49% is owned by the former owners of GEN2.

Compensation of Former Chairman and Chief Executive Officer

During the year ended September 30, 2019, the Company’s former Chairman and Chief Executive Officer, Andrew J. Kandalepas, was paid compensation of $133,333. Mr. Kandalepas resigned as an officer and director in April 2018. As of September 30, 2019, $33,964 of accrued compensation was owed to Mr. Kandalepas.

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

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended September 30, 2018 and 2017:

Fees	2020	2019

Audit fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$90,000

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

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference To:

2.2	Exchange Agreement dated June 21, 2012 by and between Psoria-Shield Inc. and Wellness Center USA, Inc.		Exhibit 2.2 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

2.4	Exchange Agreement dated February 28, 2014 by and between National Pain Centers, Inc. and Wellness Center USA, Inc.		Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on January 28, 2014.

2.5	Purchase Agreement dated March 31, 2014 by and between SMI Holdings, Inc. d/b/a Stealth Mark, Inc. and Stealthco, Inc., a wholly-owned subsidiary of Wellness Center USA, Inc.		Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed on April 9, 2014.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.2	Bylaws of the registrant.		Exhibits 3.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

3.3	Certificate of Amendment as filed with the Secretary of State of Nevada on January 12, 2017.

4.1	Subscription Agreement		Exhibits 99.1 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.2	Form of warrant		Exhibits 99.2 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

4.3	2010 Non-Qualified Stock Compensation Plan		Exhibits 99.3 to the Registrant’s Amended Registration Statement on Form S-1A1 filed on July 7, 2011.

5.4	Employment Agreement dated as of February 28, 2014 by and between Jay Joshi, M.D. and Wellness Center USA, Inc.		Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2014.

5.5	Employment Agreement dated as of July 1, 2014 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.5 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015.

5.6	Employment Agreement dated as of January 1, 2018 by and between Rick Howard and Wellness Center USA, Inc.		Exhibit 5.6 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.7	Employment Agreement dated as of January 1, 2018 by and between Lee Anne Patterson and Wellness Center USA, Inc.		Exhibit 5.7 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

5.8	Employment Agreement dated as of January 1, 2018 by and between Richard Neal and Wellness Center USA, Inc.		Exhibit 5.8 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2018.

10.4	License Agreement dated as of August 25, 2009 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.4 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.5	License Agreement dated as of December 11, 2010 by and between Psoria-Shield Inc. and Scot L. Johnson.		Exhibit 10.5 to the Registrant’s Amended Current Report on Form 8-KA3 filed on January 22, 2013.

10.6	Management Service Agreement dated as of February 28, 2014 by and between National Pain Centers, Inc. and National Pain Centers, LLC		Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.7	Agency Agreement dated as of October 24, 2014 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

10.8	Joint Venture Agreement dated as of January12, 2015 by and between The Medical Alliance, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015
10.9	Joint Venture Agreement dated as of November 15, 2018 by and between PSI Gen 2 Funding, Inc., Psoria-Shield, Inc. and Wellness Center USA, Inc.		Exhibit 10.9 to the Registrant’s Form 8-K filed on November 15, 2018

21.1	List of subsidiaries of the Registrant		Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	X

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (**)	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	X

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (***)	X

101.INS	XBRL Instance Document ****	X

101. SCH	XBRL Taxonomy Extension Schema Linkbase Document ****	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****	X

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

WELLNESS CENTER USA, INC.

Date: February 8, 2021	By:	/s/ Paul D. Jones
Paul D. Jones
President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 8, 2021	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	February 8, 2021
Calvin R. O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	February 8, 2021
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	February 8, 2021
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	February 8, 2021
Thomas E. Scott

/s/ William E. Kingsford	Director	February 8, 2021
William E. Kingsford

/s/ Roy M. Harsch	Director	February 8, 2021
Roy M. Harsch

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wellness Center USA, Inc.

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2020, and incurred a net loss and utilized cash in operating activities during the year ended September 30, 2020. In addition, as of September 30, 2020, certain notes payable to officers and shareholders and payroll taxes were past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Weinberg & Company, P.A.

Los Angeles, California

February 8, 2021

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30,
	2020	2019
ASSETS
Current Assets
Cash	$51,320	$53,147
Inventories	94,560	-
Prepaid expenses and other current assets	500	55,000
Total Current Assets	146,380	108,147

Property and equipment, net	-	1,562
Right of use asset	6,961	-
Total Other Assets	6,961	1,562

TOTAL ASSETS	$153,341	$109,709

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$408,297	$457,037
Payroll taxes payable	92,334	102,834
Lease liability	6,961	-
Lease abandonment liability	672,878	234,582
Loans payable from officers and shareholders, including $369,250 past due at September 30, 2020	1,165,250	399,250
Total Current Liabilities	2,345,720	1,193,703

Long-term Liabilities
U.S. Small Businessss Administration PPP loan payable	37,166	-
Total Liabilities	2,382,886	1,193,703

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 118,252,077 and 107,497,077 shares issued and outstanding, respectively	118,252	107,497
Additional paid-in capital	25,053,616	23,777,647
Accumulated deficit	(27,583,363)	(25,362,287)
Total Wellness Center USA shareholders’ deficit	(2,411,495)	(1,477,143)

Non-controlling interest	181,950	393,149
Total Shareholder’s deficit	(2,229,545)	(1,083,994)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,341	$109,709

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	Years Ended
	September 30,
	2020	2019
Sales:
Trade	5,000	$19,508
Consulting services	-	13,867
Total Sales	5,000	33,375

Cost of goods sold	-	20,025

Gross profit	5,000	13,350

Operating expenses	1,926,594	1,779,934

Loss from operations	(1,921,594)	(1,766,584)

Other income (expense)
U.S. federal government COVID-19 grant	4,000	-
Amortization of debt discount	-	(72,078)
Financing costs	(43,815)	(182,064)
Cost of stock option modifications	(22,680)	-
Cost of stock warrant modification	(507,265)	-
Interest expense	(67,861)	(25,298)
Gain on debt forgiveness	56,840	-
Total other income (expense)	(580,781)	(279,440)

NET LOSS	(2,502,375)	(2,046,024)

Net loss attributable to non-controlling interest	281,299	63,860
Loss from deconsolidation of non-controlling interest	-	(405,383)

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(2,221,076)	(2,387,547)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	110,486,481	105,421,218

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Shareholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2018	100,952,569	$100,952	$22,450,252	$(22,974,740)	$(423,536)	$(401,624)	$(825,160)

Common shares issued for cash	142,857	143	9,857	-	10,000	-	10,000

Shares issued upon conversions of note payable	4,810,222	4,811	285,361	-	290,172	-	290,172

Fair value of common stock issued with convertible note payable	314,286	314	21,686	-	22,000	-	22,000

Fair value of additional shares issued upon conversions of note payable	-	-	160,064	-	160,064	-	160,064

Fair value of vested stock options	-	-	300,925	-	300,925	-	300,925

Fair value of common stock issued for services	1,277,143	1,277	77,752	-	79,029	-	79,029

Termination of non-controlling interest agreement	-	-	-	(405,383)	(405,383)	405,383	-

Contribution of capital by joint venture partner	-	-	471,750	-	471,750	453,250	925,000

Net loss for the year ended September 30, 2019	-	-	-	(1,982,164)	(1,982,164)	(63,860)	(2,046,024)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	263,414	-	263,414	-	263,414

Fair value of common stock issued for services to Officers and Directors	9,895,000	9,895	286,955	-	296,850	-	296,850

Fair value of common stock issued for services to consultants	285,000	285	22,515	-	22,800	-	22,800

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-	-	22,680	-	22,680	-	22,680

Cost of stock warrant modification	-	-	507,265	-	507,265	-	507,265

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Contribution of capital by joint venture partners	-	-	99,900	-	99,900	70,100	170,000

Net loss for the year ended September 30, 2020	-	-	-	(2,221,076)	(2,221,076)	(281,299)	(2,502,375)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,502,375)	$(2,046,024)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,562	1,057
Gain on debt forgiveness	(56,840)	-
Amortization of right-of-use asset	20,880	-
Amortization of debt discount	-	72,078
Fair value of common shares issued for services	319,650	79,029
Fair value of stock options issued for services	263,414	300,925
Fair value of additional shares issued upon conversions of note payable	-	160,064
Fair value of warrants issued upon conversion of loan payable from shareholder	43,815	22,000
Loss on abandonment of lease	438,296	65,000
Cost of stock option modifications	22,680	-
Cost of warrant modification	507,265	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventories	(39,560)	-
Prepaid expenses and other assets	(500)	(36,690)
(Decrease) Increase in:
Accounts payable and accrued expenses	8,100	171,872
Payroll taxes payable	(10,500)	-
Lease liability	(20,880)	-
Deferred revenue	-	(8,624)
Net cash used in operating activities	(1,004,993)	(1,219,313)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	796,000	358,250
Repayment of loans payable from officers and shareholders	-	(25,000)
Proceeds from U.S. Small Business Administration PPP loan payable	37,166	-
Common stock and warrants issued for cash	-	10,000
Contribution of capital by joint venture partner	170,000	925,000
Net cash provided by financing activities	1,003,166	1,268,250

Net increase (decrease) in cash	(1,827)	48,937

Cash beginning of year	53,147	4,210
Cash end of year	$51,320	$53,147

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
Initial recognition of right-of-use assets and operating lease
liabilities upon adoption of ASC Topic 842	$27,841	$-
Reclassification of prepaid expenses to inventories	$55,000	$-
Conversion of loan payable from shareholder into common shares	$30,000	$-
Conversion of convertible note payable into common shares	$-	$290,172

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 and 2019

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

The Company currently operates in the following business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology and sanitation purposes; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2020, the Company incurred a net loss of $2,502,375 and used cash in operations of $1,004,993, and had a shareholders’ deficit of $2,229,545 as of September 30, 2020. In addition, $369,250 of notes payable to officers and shareholders and $92,334 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $51,320. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2020, the Company received $1,003,166 through short-term loans and contributions of capital by a joint venture partner.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at September 30, 2019		Attributable interest at September 30, 2020
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	100%		51	% (1)
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%		100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 2015/November 2018	0%		0%
NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	51	% (1)	0%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	0%		38%

(1) - Effective April 30, 2020, the Company's 51% interest in NEO was converted into a 51% interest in PSI.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accounts receivable and allowance for uncollectible amounts, inventory and obsolescence reserves, accruals for potential liabilities, valuations of stock-based compensation, and realization of deferred tax assets, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended September 30, 2020 and 2019, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2020 and 2019, the dilutive impact of outstanding stock options of 14,127,738 and 15,237,738 shares, respectively, and outstanding warrants for 67,634,049 and 66,484,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at September 30, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At September 30, 2020, primarily all of the inventories totaling to $94,560 consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At September 30, 2020, no reserve was recorded for slow moving and obsolete inventory.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The total cost of property and equipment at September 30, 2020 and 2019 was $106,720, and total accumulated depreciation at September 30, 2020 and 2019 was $106,720 and $105,158, respectively. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Computer equipment	5 years
Medical equipment	5 years
Furniture and fixtures	7 years
Vehicles	3 years
Software	3 years

Depreciation expense for the years ended September 30, 2020 and 2019 was $1,562 and $1,057, respectively.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2020 and 2019.

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

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the loans payable from officers and shareholders approximate their fair value based on the fair market interest rates of these obligations.

Non-controlling Interests

PDC

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

PSI

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 to further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. Until such shares are distributed, the Company controls 68% of the joint venture and GEN2 the remaining 32%. PSI and GEN2 will manage NEO’s day-to-day operations. PSI will contribute PSI technology to NEO and GEN2 will contribute $700,000. As of December 31, 2019, NEO’s operations required additional funding above the $700,000 documented in the agreement, and as of September 30, 2019, GEN2 had received $925,000 of investments to contribute to NEO. During the year ended September 30, 2020, an additional $50,000 was contributed by GEN2 to NEO. As of September 30, 2020, GEN2 had received $975,000 of investments to contribute to NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%. The Company recorded its proportionate share of the contributions received of $497,250 to additional paid-in-capital and $477,750 to non-controlling interest as of September 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests (continued)

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During year ended September 30, 2020, the entities recorded a combined loss of $333,809 relating to its operations, of which $163,556 was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 38% ownership interest in Protec. During the year ended September 30, 2020, Protec recorded a loss of $172,174, of which $117,732 was allocated to the non-controlling interests.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered, and as part of financing transactions. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors, employees, and for acquiring goods and services from non-employees, which include grants of employee stock options, are recognized in the financial statements based on their fair values in accordance with Topic 718. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period.

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

The Company adopted ASU 2016-02 effective October 1, 2019. As a result, we recorded a right-of-use asset of $27,841, and a lease liability of the same amount, as of that date. In accordance with ASU 2016-02, the right-of-use asset is being amortized over the life of the underlying lease, and monthly lease payments are being recorded as reductions to the lease liability and imputed interest expense. See Note 6 for additional information.

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

During the year ended September 30, 2020, the Company and its subsidiary, PSI, borrowed $796,000 from its officers and shareholders. The loans have an interest rate of eight percent per annum and are due one year from the date of issuance. During the year ended September 30, 2020, one of the loan holders who is not an officer or director, converted his loan in the amount of $30,000 into 575,000 shares of the Company’s common stock. In connection with the conversion of the loan payable, the Company issued the loan holder a warrant to purchase 1,150,000 shares of common stock as an inducement to convert. The warrants have an exercise price of $0.07 per share and expire five years from the date of grant. The fair value of the warrants of $43,815 was recorded as a financing cost during the year ended September 30, 2020 and was based on a probability affected Black-Scholes Merton pricing model with a stock price of $0.04, volatility of 187.0% and a risk-free rate of 0.20%.

As of September 30, 2020, loans payable to officers and shareholders of $1,165,250 were outstanding. All of the loans are unsecured, have an interest rate of eight percent per annum and are due one year from the date of issuance. As of September 30, 2020, the Company’s officers and directors had the following loans outstanding: Calvin O;Harrow - $590,250; Roy Harsch - $205,000; William Kingsford - $201,000; Paul Jones - $100,000; Douglas Samuelson - $40,000; Tom Scott - $20,000. As of September 30, 2020, $369,250 of these loans were past due.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the year ended September 30, 2020, the Company’s subsidiary, PSI, entered into a loan agreement with the United States Small Business Administration (SBA) under which the Company borrowed $37,166. The loan is unsecured, accrues interest at 1.0% and is due on April 23, 2022. Beginning in October 2020, PSI is required to make monthly interest payments and all principal and unpaid interest is due in April 2022. If PSI meets certain criteria as defined in the agreement, the loan may be forgiven at which time the Company would recognize a gain on debt forgiveness. As of the date of this filing, the Company had not yet applied for forgiveness of the loan.

NOTE 5 – CONVERTIBLE NOTE AGREEMENTS

In March 2018, the Company entered into a Convertible Note Payable Agreement with an individual under which the Company borrowed $165,000. The agreement had an initial maturity date of October 2018. Relating to the agreement, the Company recognized a debt discount of $165,000 at the date of issuance. The balance of the unamortized discount at September 30, 2018 was $3,837. During the year ended September 30, 2019, the Company amended the terms of the agreement by extending the maturity date to January 2019 and reducing the conversion price from $0.10 per share to $0.07 per share. The reduction of the conversion price caused the Company to issue an additional 744,732 shares, which on the dates of amendment had a combined total fair value of $51,434, which was recorded a financing cost during the year ended September 30, 2019. During the year ended September 30, 2019, the individual converted $165,000 of the convertible note payable and $8,783 of accrued interest into 2,482,441 shares of the Company’s common stock (including the 744,732 shares discussed above). During the year ended September 30, 2019, the Company amortized the remaining $3,837 of debt discount, leaving no unamortized balance at September 30, 2019. No amounts were outstanding under the agreement as of September 30, 2019.

In July 2018, the Company entered into another Convertible Note Payable Agreement with the same individual under which the Company borrowed an additional $110,000. The agreement had an initial maturity date of February 2019. Relating to the agreement, the Company recognized a debt discount of $110,000 at the date of issuance. The balance of the unamortized discount at September 30, 2018 was $68,241. .During the year ended September 30, 2019, the Company amended the terms of the agreement by reducing the conversion price from $0.15 per share to $0.05 per share. The reduction of the conversion price caused the Company to issue an additional 1,551,854 shares, which on the date of amendment had a fair value of $108,630, which was recorded a financing cost during the year ended September 30, 2019. During the year ended September 30, 2019, the Company amortized $68,241 of debt discount, leaving no unamortized balance at September 30, 2019. During the year ended September 30, 2019, the individual converted the note payable of $110,000 and $6,389 of accrued interest into 2,327,781 shares of the Company’s common stock (including the 1,551,854 shares discussed above). No amounts were outstanding under the agreement as of September 30, 2019.

NOTE 6 – LEASE LIABILITIES

Operating Lease

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that requires monthly payments of $1,800 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the adoption date was $27,841 using a discount rate of 4.00%. During the year ended September 30, 2020, the Company made payments of $20,880 towards the lease liability. As of September 30, 2020, the lease liability amounted to $6,961.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the year ended September 30, 2020 was $21,600. During the year ended September 30, 2020, the Company reflected amortization of the right of use asset of $20,880, related to this lease, resulting in a net asset balance of $6,961 as of September 30, 2020.

NOTE 6 – LEASE LIABILITIES (CONTINUED)

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

During the year ended September 30, 2020, the Company recorded an additional expense of $438,296 relating to the lease obligation, and recorded the full amount of the judgement due as of September 30, 2020.

Commencing on October 1, 2016, the Company’s wholly-owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property as documented in the agreement. During the year ended September 30, 2020, the $11,000 was paid by the Company.

NOTE 7 – SHAREHOLDERS’ EQUITY

Authorized shares

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action and the Company amended its Articles of Incorporation through a filing of a Certificate of Amendment on October 11, 2019. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2020 and 2019, there were 118,252,077 and 107,497,077 shares of common stock issued and outstanding, respectively.

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

During the year ended September 30, 2020, the Company issued 285,000 shares of its common stock valued at $22,800 for services provided by PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance and were recorded as compensation expense during the year ended September 30, 2020.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Restricted Stock Grants to Officers and Directors

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 20,170,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 7,120,000 shares vested in April 2020, and a total of 1,800,000 will vest monthly from April 2020 through March 2021, and a total of 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 2,775,000 shares vested during the year ended September 30, 2020.

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2019	-	$-	$-
Granted	20,170,000	605,100	0.03
Vested	(9,895,000)	(296,850)	0.03
Forfeited	-	-	-
Non-vested, September 30, 2020	10,275,000	$308,250	$0.03

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

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises. The Company applied fair value accounting for all share-based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The table below summarizes the Company’s stock option activities for the years ended September 30, 2020 and 2019:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30,2018	17,946,667	$ 0.10 - 2.00	$0.28
Granted	250,000	0.03 - 0.06	0.05
Cancelled	(646,429)	0.14 - 0.19	0.17
Exercised	-	-	-
Expired	(2,312,500)	0.13 - 0.40	0.37
Balance, September 30, 2019	15,237,738	0.03 - 2.00	0.28
Granted	5,000,000	0.04 - 0.09	0.05
Cancelled	(4,910,000)	0.14 - 0.30	0.14
Exercised	-	-	-
Expired	(1,200,000)	0.11 - 0.25	0.15
Balance, September 30, 2020	14,127,738	$ 0.03 – 2.00	$0.23
Vested and exercisable, September 30, 2020	10,702,738	$ 0.03 – 2.00	$0.29

Unvested, September 30, 2020	3,425,500	$0.04	$0.04

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Options (continued)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.39	12,665,238	5.54	$0.09	9,240,238	4.14	$0.11
0.40 - 0.99	62,500	1.50	0.40	62,500	1.50	0.40
1.00 - 1.99	750,000	0.25	1.00	750,000	0.25	1.00
2.00	650,000	0.25	2.00	650,000	0.25	2.00
$0.06 - 2.00	14,127,738	3.05	$0.23	10,702,738	3.61	$0.29

The aggregate intrinsic value for option shares outstanding at September 30, 2020 was $184,375.

Stock Option Grants during Fiscal Year Ended September 30, 2019

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

The assumptions used for all of the options granted during the year ended September 30, 2019 are as follows:

Exercise price	$ 0.03 - $0.06
Expected dividends	-
Expected volatility	126.8% – 144.0%
Risk free interest rate	1.60% - 2.47%
Expected life of options	2.5

Stock Option Activity during Fiscal Year Ended September 30, 2020

During the year ended September 30, 2020, the Company’s Board of Directors approved the cancellation of stock options to purchase 3,360,000 shares of the Company’s common stock with an exercise prices of $0.14 and $0.30 per share that had vested as of March 31, 2020, and 1,550,000 shares with an exercise price of $0.14 per share that were set to vest monthly from April 2020 through March 2021. All of the cancelled options were held by the Company’s Officers and Directors.

The Board approved the grant of stock options to its Chief Executive Officer to purchase 4,250,000 shares with an exercise price of $0.04 per share that expire ten years from the date of grant. The fair value of the shares was determined to be $127,500 as of the date of grant based on a Black-Scholes option model. A total of 1,125,000 shares vested during the year ended September 30, 2020 and 3,125,000 shares will vest monthly over the period from October 2020 through March 2023. Subsequent to the grant of these shares, the Board approved the following modifications relating to the Chief Executive Officer’s options:

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

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Option Activity during Fiscal Year Ended September 30, 2020 (continued)

In accounting for the modification, the Company calculated for the fair value of the options before modification using current valuation inputs including the Company’s closing stock price of $0.03 on May 28, 2020, a volatility metric of 183%, and a risk-free interest rate of 0.34%. The Company also calculated the fair value of the options after modification using the extended term and modified exercise price. The incremental fair value of the options resulting from the modifications was $22,680 that was recognized as an expense during the year ended September 30, 2020.

In addition to the options granted to the Company’s Chief Executive Officer noted above, during the year ended September 30, 2020, the Company granted options to several employee to purchase a total of 750,000 shares of its common stock with an aggregate fair value of $59,376. The options have an exercise price of $0.04 and $0.09 per share and expire five years from the date of grant. The shares vested on the date of grant. The Company valued the options using a Black-Scholes option pricing model.

The assumptions used for all of the options granted during the year ended September 30, 2020 are as follows:

Exercise price	$ 0.04 - $0.09
Expected dividends	-
Expected volatility	157.6% – 197.0%
Risk free interest rate	0.17% - 1.60%
Expected life of options	2.5

During the years ended September 30, 2020 and 2019, the Company recorded in the aggregate $263,414 and $300,925, respectively of stock compensation for options vesting during those years, and as of September 30, 2020, unvested compensation of $96,764 remained that will be amortized over the remaining vesting period.

Stock Warrants

The table below summarizes the Company’s warrants activities for the year ended September 30, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2018	67,907,728	$0.12 - 1.00	$0.17
Granted	284,714	0.15	0.15
Cancelled	-	-	-
Exercised	-	-	-
Expired	(1,708,393)	0.30 - 0.67	0.44
Balance, September 30, 2019	66,484,049	$0.12 - 0.40	$0.17
Granted	1,150,000	0.07	0.07
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2020	67,634,049	$0.07 - 0.40	$0.16
Vested and exercisable, September 30, 2020	67,634,049	$0.07 - 0.40	$0.16

During the year ended September 30, 2019, the Company issued a warrant to purchase 284,714 shares with an exercise price of $0.15 per share as part of the sale of equity units. The warrant expires five years from the date of grant.

During the year ended September 30, 2020, in connection with the conversion of a loan payable, the Company issued a warrant to purchase 1,150,000 shares with an exercise price of $0.07 per share with a fair value of $43,815. The warrant expires five years from the date of grant.

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants (continued)

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one year period. This change affected approximately 66,000,000 warrant shares including approximately 20,000,000 warrant shares that were set to expire by the year ending September 30, 2020. The 66,000,000 warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification was $507,265 and was recognized as an expense during the year ended September 30, 2020.

There was no aggregate intrinsic value for warrant shares outstanding at September 30, 2020.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	60,429,384	1.97	$0.15	60,429,384	1.97	$0.15
0.21 – 0.40	7,204,665	0.88	0.26	7,204,665	0.88	0.26

$0.12 – 0.40	67,634,049	1.85	$0.16	67,634,049	1.85	$0.16

NOTE 8 – SEGMENT REPORTING

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

The detailed segment information of the Company is as follows:

Assets By Segment

	September 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$1,079	$44,444	$5,797	$51,320
Inventories	-	94,560	-	94,560
Prepaid expenses and other current assets	500	-	-	500
Total current assets	1,579	139,004	5,797	146,380

Right-of-use asset	-	6,961	-	6,961
Total other assets	-	6,961	-	6,961

TOTAL ASSETS	$1,579	$145,965	$5,797	$153,341

Operations by Segment

	For the Year Ended
	September 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$5,000	$5,000
Consulting services	-	-	-	-
Total Sales	-	-	5,000	5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	1,004,477	852,542	69,575	1,926,594

Loss from operations	$(1,004,477)	$(852,542)	$(64,575)	$(1,921,594)

Operations by Segment

	For the Year Ended
	September 30, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total
Sales:
Trade	$-	$-	$19,508	$19,508
Consulting services	-	-	13,867	13,867
Total Sales	-	-	33,375	33,375

Cost of goods sold	-	-	20,025	20,025

Gross profit	-	-	13,350	13,350

Operating expenses	782,961	641,236	355,737	1,779,934

Loss from operations	$(782,961)	$(641,236)	$(342,387)	$(1,766,584)

NOTE 9 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. Except as otherwise described herein, we currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

We continue efforts to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, the Company has negotiated settlement of all ex-employee wage and benefits claims except for two. The first regards unpaid wages claimed due together with interest at the rate of 4% per annum on such amount as the Company originally agreed upon in settlement negotiations. The ex-employee claims additional amounts due for certain statutory damages under the Illinois Wage Payment and Collection which currently could exceed $21,600.00 and would increase at the rate of 2% of the wages due per month plus attorneys’ fees if the employee elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim.

The second claim was filed with the Illinois Department of Labor asserting a violation of the Illinois Wage Payment and Collection Act by the Company’s former CEO. That claim alleges unpaid wages in the amount of $158,714.60 and unpaid vacation pay in the amount of $20,833.33 for a total amount of $179,547.90, as well as certain statutory damages including, put not limited to, 2% of the wages due per month plus attorneys’ fees if the ex-CEO elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. The Company has filed its response to such claim with the Department denying the substantive allegations therein and asserting certain factual and legal defenses, including breach of fiduciary duty, as a bar to all claimed compensation. The claim remains pending, but as the date hereof, no suit has been filed against the Company asserting a violation of the Act based on said claim.

In periodic reports on Forms 10K and 10Q for the periods ending September 30, 2017 and December 31, 2017, respectively, the Company disclosed that on May 25, 2017, the SEC’s Chicago Regional Office informed it that it had made a preliminary determination to recommend filing of an enforcement action against the Company and its former CEO based on possible violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 17(a) of the Securities Act, and Section 15(a) of the Exchange Act. Subsequent discussions resulted in the submission of an Offer of Settlement (“Settlement”) through an administrative cease and desist action on November 17, 2017, which was accepted by the SEC on April 12, 2018, as disclosed on Form 8K filed April 18, 2018. Pursuant to the Settlement, the Company neither admitted nor denied any of the allegations, but was enjoined from violating the above-referenced Sections and Rule. The Settlement imposed no financial penalties or sanctions against the Company.

The former CEO was the subject of a separate SEC complaint in the U.S. District Court for the Northern District of Illinois, asserting the allegations noted above, as well as allegations that he manipulated the price of company shares through undisclosed trading, realizing more than $130,000 from such trading. On the date of filing, the CEO voluntarily resigned as an officer and director of the Company. Without admitting or denying the allegations, the CEO consented to the entry of the judgment, which was entered on September 26, 2018 by the U.S. District Court for the Northern District of Illinois. The judgment permanently enjoined him from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and the broker registration provisions of Section 15(a) of the Exchange Act. It also barred him from serving as an officer or director of a public company and from participating in penny stock offerings, and ordered disgorgement and interest and penalties to be determined by the court.

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,888 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. The Company has continued evaluation of the allegations, defenses and alternate actions, and it is engaged settlement negotiations which are on-going.

NOTE 10 – INCOME TAXES

At September 30, 2020, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $20 million that may be offset against future taxable income through 2040. No tax benefit has been reported with respect to these net operating loss (NOL) carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,000,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of September 30, 2020, and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2020	September 30, 2019

Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(4.0)%	(4.0)%
Change in valuation allowance	25.0%	25.0%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Net operating loss carryforwards	$5,117,750	$4,657,556
Less: Valuation allowance	(5,117,750)	(4,657,556)
Net deferred tax assets	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company borrowed $375,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent per annum and are due one year from the date of issuance. As of the date of this filing, the Company’s officers and directors had the following loans outstanding: Calvin O;Harrow - $745,250; Roy Harsch - $235,000; William Kingsford - $291,000; Paul Jones - $100,000; Douglas Samuelson - $40,000; Thomas Scott - $20,000.

