Form 10-Q
period 2020-12-31
Wellness Center USA, Inc.
filed 2021-04-07
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2020 was 119,639,577.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2020

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

PART II— OTHER INFORMATION

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$78,523	$51,320
Accounts receivable	23,989	-
Inventories	134,522	94,560
Prepaid expenses and other current assets	500	500
Total Current Assets	237,534	146,380

Right of use asset	1,613	6,961
Total Other Assets	1,613	6,961

TOTAL ASSETS	$239,147	$153,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$480,744	$408,297
Payroll taxes payable – past due	87,834	92,334
Lease liability	1,613	6,961
Lease abandonment liability	672,878	672,878
Loans payable from officers and shareholders, including $504,250 past due at December 31, 2020	1,460,250	1,165,250
Total Current Liabilities	2,703,319	2,345,720

Long-term Liabilities
U.S. Small Business Administration PPP loan payable	37,166	37,166
Total Liabilities	2,740,485	2,382,886

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 119,639,577 and 118,252,077 shares issued and outstanding, respectively	119,639	118,252
Additional paid-in capital	25,104,736	25,053,616
Accumulated deficit	(27,764,061)	(27,583,363)
Total Wellness Center USA shareholders’ deficit	(2,539,686)	(2,411,495)

Non-controlling interest	38,348	181,950
Total Shareholder’s deficit	(2,501,338)	(2,229,545)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,147	$153,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2020	2019
	(Unaudited)

Trade sales	$90,499	$-

Cost of goods sold	80,100	-

Gross profit	10,399	-

Operating expenses	308,541	337,273

Loss from operations	(298,142)	(337,273)

Other expense
Interest expense	(26,158)	(9,323)
Total other expense	(26,158)	(9,323)

NET LOSS	(324,300)	(346,596)

Net loss attributable to non-controlling interest	143,602	22,129

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(180,698)	(324,467)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	118,960,909	107,497,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	10,882	-	10,882	-	10,882

Fair value of common stock issued for services	1,387,500	1,387	40,238	-	41,625	-	41,625

Net loss for the three months ended December 31, 2020	-	-	-	(180,698)	(180,698)	(143,602)	(324,300)

Balance, December 31, 2020	119,639,577	$119,639	$25,104,736	$(27,764,061)	$(2,539,686)	$38,348	$(2,501,338)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(2,229,545)

Fair value of vested stock options	-	-	65,738	-	65,738	-	65,738

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the three months ended December 31, 2019	-	-	-	(324,467)	(324,467)	(22,129)	(346,596)

Balance, December 31, 2019	107,497,077	$107,497	$23,868,885	$(25,686,754)	$(1,710,372)	$395,520	$(1,314,852)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2020	2019
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(324,300)	$(346,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,562
Amortization of right-of-use asset	5,348	5,144
Provision for excess and slow moving inventories	50,000	-
Fair value of common shares issued for services	41,625	-
Fair value of stock options issued for services	10,882	65,738
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(23,989)	-
Inventories	(89,962)	-
Prepaid expenses and other assets	-	(500)
(Decrease) Increase in:
Accounts payable and accrued expenses	72,447	84,012
Payroll taxes payable	(4,500)	-
Lease liability	(5,348)	(5,144)
Net cash used in operating activities	(267,797)	(195,784)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	295,000	135,000
Contribution of capital by joint venture partner	-	50,000
Net cash provided by financing activities	295,000	185,000

Net increase (decrease) in cash	27,203	(10,784)

Cash beginning of period	51,320	53,147
Cash end of period	$78,523	$42,363

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Initial recognition of right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842	$-	$27,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

COVID-19 Considerations

In the period ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the onset of the COVID-19 pandemic, we maintained the consistency of our operations. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through December 31, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through December 31, 2020, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2020, the Company incurred a net loss of $324,300 and used cash in operations of $267,797, and had a shareholders’ deficit of $2,501,338 as of December 31, 2020. In addition, loans payable of $504,250 and payroll taxes of $87,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $78,523. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2020, the Company received $295,000 through short-term loans from officers and shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at September 30, 2019		Attributable interest at September 30, 2020
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	100%		51	%(1)
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%		100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 2015/ November 2018	0%		0%
NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	51	%(1)	0%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	0%		38%

(1) - Effective April 30, 2020, the Company’s 51% interest in NEO was converted into a 51% interest in PSI.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2020 and 2019, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2020 and 2019, the dilutive impact of outstanding stock options of 12,665,238 and 15,037,738 shares, respectively, and outstanding warrants for 67,634,049 and 66,484,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The company records revenue under the guidance of Accounting Standards Codification (“ASC“) 606, Revenue from Contracts with Customers (Topic 606) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at December 31, 2020 and 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 for further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. As of September 30, 2019, GEN2 had received $975,000 of investments to contribute to NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%.

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During three months ended December 31, 2020, PSI recorded a loss of $151,433 relating to its operations, of which $74,202 was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 38% ownership interest in Protec. During the three months ended December 31, 2020, Protec recorded a loss of $101,492, of which $69,400 was allocated to the non-controlling interests.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At December 31, 2020, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2020, the Company recorded a reserve of $50,000 for excess and slow moving inventories. At September 30, 2020, no reserve was recorded for excess, slow moving or obsolete inventory.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2020, loans payable from officers and shareholders of $1,165,250 were outstanding. During the three months ended December 31, 2020, the Company borrowed $295,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of December 31, 2020, loans payable to officers and shareholders of $1,460,250 were outstanding and $504,250 was past due.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the year ended September 30, 2020, the Company’s subsidiary, PSI, entered into a loan agreement with the United States Small Business Administration (SBA) under which the Company borrowed $37,166. The loan is unsecured, accrues interest at 1.0% and is due on April 23, 2022. Beginning in March 2021, PSI is required to make monthly interest payments and all principal and unpaid interest is due in April 2022. If PSI meets certain criteria as defined in the agreement, the loan may be forgiven at which time the Company would recognize a gain on debt forgiveness. As of the date of this filing, the Company had not yet applied for forgiveness of the loan. As of December 31, 2020, a total of $37,166 was outstanding on the loan.

NOTE 5 – LEASE LIABILITIES

Operating Lease

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that will require monthly payments of $1,850 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease asset and liability at the inception of the lease was $27,841, using a discount rate of 4.00%. As of September 30, 2020, the value of the lease asset and liability was $6,961, respectively. During the three months ended December 31, 2020, the Company made payments of $5,348 towards the lease liability. As of December 31, 2020, the lease liability amounted to $1,613.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three months ended December 31, 2020 was $5,348. During the three months ended December 31, 2020, the Company reflected amortization of the right of use asset of $5,348 related to this lease, resulting in a net asset balance of 1,613 as of December 31, 2020.

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

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. We are currently evaluating the allegations, defenses and alternate actions. As of December 31, 2020, the Company has recorded the full amount of the judgement due.

NOTE 6 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 20,170,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 7,120,000 shares vested in April 2020, while 1,800,000 will vest monthly from April 2020 through March 2021, and 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 1,387,500 shares vested during the three months ended December 31, 2020.

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2020	10,275,000	$308,250	$0.03
Granted	-	-	-
Vested	(1,387,500)	(41,625)	0.03
Forfeited	-	-	-
Non-vested, December 31, 2020	8,887,500	$266,625	$0.03

During the three months ended December 31, 2020, the Company recorded $41,625 of stock compensation for the value of restricted common stock vesting during the period, and as of December 31, 2020, unvested compensation of $266,625 remained that will be amortized over the remaining vesting period.

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

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2020:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2020	14,127,738	$0.03 - 2.00	$0.29
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(1,462,500)	0.14 - 2.00	1.41
Balance, December 31, 2020	12,665,238	$0.03 - 0.40	$0.10
Vested and exercisable, December 31, 2020	9,702,738	$0.03 - 0.40	$0.12

Unvested, December 31, 2020	2,962,500	$0.04	$0.04

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.39	12,602,738	6.75	$0.09	9,640,238	5.85	$0.12
0.40	62,500	1.25	0.40	62,500	1.25	0.40
$0.03 - 0.40	12,665,238	6.72	$0.10	9,702,738	5.82	$0.12

During the three months ended December 31, 2020, the Company recorded $10,882 of stock compensation for the value of options vesting during the period, and as of December 31, 2020, unvested compensation of $85,882 remained that will be amortized over the remaining vesting period.

The total aggregate intrinsic value for option shares outstanding at December 31, 2020 was $126,625. As of December 31, 2020, there were 17,334,762 shares of stock options remaining available for issuance under the 2010 Plan.

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2020:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2020	67,634,049	$0.07 - 0.40	$0.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, December 31, 2020	67,634,049	$0.07 - 0.40	$0.16
Vested and exercisable, December 31, 2020	67,634,049	$0.07 - 0.40	$0.16

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2020:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	60,429,384	1.74	$0.15	60,429,384	1.74	$0.15
0.21 – 0.40	7,204,665	0.64	0.26	7,204,665	0.64	0.26

$0.12 – 0.67	67,634,049	1.62	$0.16	67,634,049	1.62	$0.16

There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2020.

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

The Company operates in the following business segments:

(i) Medical Devices: which stems from PSI, its wholly-owned subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases, and for sanitation purposes.

(ii) Authentication and Encryption Products and Services: which stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014, which has engaged in the business of selling, licensing or otherwise providing certain authentication and encryption products and services since acquisition of certain assets from SMI on April 4, 2014.

The detailed segment information of the Company is as follows:

Assets By Segment

	December 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$8,178	$67,709	$2,636	$78,523
Accounts receivable	-	23,989	-	23,989
Inventories	-	134,522	-	134,522
Prepaid expenses and other current assets	500	-	-	500
Total current assets	8,678	226,220	2,636	237,534

Right of use asset	-	1,613	-	1,613
Total other assets	-	1,613	-	1,613

TOTAL ASSETS	$8,678	$227,833	$2,636	$239,147

Operations by Segment

	For the Three Months Ended
	December 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade sales	$-	$90,499	$-	$90,499

Cost of goods sold	-	80,100	-	80,100

Gross profit	-	10,399	-	10,399

Operating expenses	49,109	256,471	2,961	308,541

Loss from operations	$(49,109)	$(246,072)	$(2,961)	$(298,142)

	For the Three Months Ended
	December 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	98,462	175,286	63,525	337,273

Loss from operations	$(98,462)	$(175,286)	$(63,525)	$(337,273)

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company borrowed $355,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

On April 1, 2021, the Company’s Board of Directors approved the issuance of a combined total of 3,750,000 restricted shares of the Company’s common stock to certain of its Officers and Directors for future services to be performed. The shares vest monthly from April 2023 through March 2024. The fair value of the shares on the date of grant was $187,500.

The Board also approved the issuance of a combined total of 10,085,714 restricted shares of the Company’s common stock to certain of its Officers and Directors in connection with their officer and shareholder loans. A total of 7,060,000 of the shares vested upon grant and 3,025,714 shares vest in April 2025. The fair value of the shares on the date of grant was $504,286.

On April 1, 2021, the Company’s Board of Directors approved the grant of stock options to its Chief Executive Officer (CEO) to purchase 1,300,000 shares of the Company’s common stock with an exercise price of $0.05 per share. The options expire ten years from the date of grant. The option grants are for future services to be performed by the CEO. The shares vest monthly from April 2023 through March 2024. The fair value of the shares on the date of grant was approximately $65,000.

The Board also approved the grant of stock options to its CEO to purchase 13,449,429 shares of the Company’s common stock with an exercise price of $0.05 per share. The options expire ten years from the date of grant. The option grants are in connection with his officer and shareholder loans. A total of 9,052,500 of the shares vested upon grant and 4,396,929 shares vest in April 2025. The fair value of the shares on the date of grant was approximately $670,000. In connection with the option grants, the CEO agreed to cancel 5,277,778 of his warrant shares that were scheduled to expire from September 2021 through December 2021.

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

COVID-19 Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. The Company’s corporate office is located in Tucson, Arizona and its manufacturing facility is in Utica, New York. Since March 2020, we have been following the recommendations of local health authorities to minimize exposure risk for our employees, including temporary closures of our offices and having employees work remotely to the extent possible. The order, which has subsequently been modified to provide for a gradual re-opening of businesses and travel, is to remain in place until further notice.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking all precautionary measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

PSI

PSI was incorporated under the laws of the state of Florida on June 17, 2009. We acquired all of the issued and outstanding shares of stock in PSI on August 24, 2012.

Joint Ventures

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 for further development, marketing, licensing and/or sale of PSI technology and products. Pursuant to the Joint Venture Agreement, the venture will be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 will be the members of NEO, owning 50.5% and 36.0%, respectively, of the Units issued in connection with the organization of NEO. An additional 13.5% of such Units will be reserved for issuance as incentives for key employees and consultants. As of September 30, 2020, GEN2 had received $975,000 of investments to contribute to NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%.

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During three months ended December 31, 2020, PSI recorded a loss of $151,433 relating to its operations, of which $74,202 was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 38% ownership interest in Protec. During the three months ended December 31, 2020, Protec recorded a loss of $101,492, of which $69,400 was allocated to the non-controlling interests.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2020 was $90,499. There was no revenue, cost of sales or gross profit for the three months ended December 31, 2019. The increase in 2020 was due to the increase in revenues at PSI, as there was no revenue at SCI for each period. Cost of sales for the three months ended December 31, 2020 was $80,100. Gross profit for the three months ended December 31, 2020 was $10,399.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 and 2019 were $308,541 and $337,273, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in labor and facility costs at SCI, offset by an increase in operating expenses at PSI, primarily labor-related costs.

Other Expenses

Other expenses during the three months ended December 31, 2020 and 2019 consisted of $26,158 and $9,323 of interest expense, respectively.

Net Loss

Our net loss for the three months ended December 31, 2020 was $324,300, compared to a net loss of $346,596 for the three months ended December 31, 2019. The decrease in the net loss in 2020 was primarily due to the decrease in operating expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment

	For the Three Months Ended
	December 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade sales	$-	$90,499	$-	$90,499

Cost of goods sold	-	80,100	-	80,100

Gross profit	-	10,399	-	10,399

Operating expenses	49,109	256,471	2,961	308,541

Loss from operations	$(49,109)	$(246,072)	$(2,961)	$(298,142)

	For the Three Months Ended
	December 31, 2019
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	98,462	175,286	63,525	337,273

Loss from operations	$(98,462)	$(175,286)	$(63,525)	$(337,273)

Revenue for the Medical Devices segment for the three months ended December 31, 2020 was $90,499. There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended December 31, 2019. The increase in sales in 2020 was due to the launch of PSI’s new FDA approved medical device named Aurora. Cost of sales during the three months ended December 31, 2020 was $80,100 and gross profit was $10,399. Operating expenses for the three months ended December 31, 2020 and 2019 was $256,471 and $175,286, respectively. The increase in operating expenses in 2020 was primarily due to the increase in labor-related costs and production-related costs. The loss from operations for the three months ended December 31, 2020 and 2019 was $246,072 and $175,286, respectively.

There was no revenue or cost of sales for the Authentication and Encryption segment for the three months ended December 31, 2020 and 2019. Operating expenses for the three months ended December 31, 2020 and 2019 was $2,961 and $63,525, respectively. The decrease in operating expenses in 2020 was primarily due to the decrease in labor and facility costs. The loss from operations for the three months ended December 31, 2020 and 2019 was $2,961 and $63,525, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2020 and 2019 was $49,109 and $98,462, respectively. The decrease in operating expenses in 2020 was due primarily to the decrease in professional fees. The loss from operations for the three months ended December 31, 2020 and 2019 was $49,109 and $98,462, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2020, the Company incurred a net loss of $324,300 and used cash in operations of $267,797, and had a shareholders’ deficit of $2,501,338 as of December 31, 2020. In addition, loans payable of $504,250 and payroll taxes of $87,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $78,523. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2020, the Company received $295,000 through short-term loans from officers and shareholders. As of December 31, 2020, loans payable to officers and shareholders of $1,460,250 were outstanding, with $504,250 being past due. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of three months ended December 31, 2020 and 2019

As of December 31, 2020, we had $78,523 in cash, negative working capital of $2,465,785 and an accumulated deficit of $27,764,061.

As of December 31, 2019, we had $42,363 in cash, negative working capital of $1,337,549 and an accumulated deficit of $25,686,754.

Cash flows used in operating activities

During the three months ended December 31, 2020, the Company used cash flows in operating activities of $267,797, compared to $195,784 used in the three months ended December 31, 2019. During the three months ended December 31, 2020, the Company incurred a net loss of $324,300 and $57,855 of non-cash expenses, compared to a net loss of $346,596 and $72,444 of non-cash expenses during the three months ended December 31, 2019.

Cash flows used in investing activities

During the three months ended December 31, 2020 and 2019, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the three months ended December 31, 2020, the Company had proceeds from loans payable from officers and shareholders of $295,000. During the three months ended December 31, 2019, the Company had proceeds from loans payable from officers and shareholders of $135,000 and proceeds of $50,000 from contributions of capital by its joint venture partner.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on February 8, 2021. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended December 31, 2020.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2020, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2020.

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

WELLNESS CENTER USA, INC.

Date: April 7, 2021	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: April 7, 2021	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	April 7, 2021
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	April 7, 2021
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	April 7, 2021
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	April 7, 2021
Thomas E. Scott

/s/ William E. Kingsford	Director	April 7, 2021
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	April 7, 2021
Roy M. Harsch

