Form 10-Q
period 2021-03-31
Wellness Center USA, Inc.
filed 2021-07-01
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 31, 2021 was 121,027,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2021

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$146,139	$51,320
Accounts receivable	9,018	-
Inventories, net	132,493	94,560
Prepaid expenses and other current assets	-	500
Total Current Assets	287,650	146,380

Right of use asset	-	6,961
Total Other Assets	-	6,961

TOTAL ASSETS	$287,650	$153,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$517,864	$408,297
Payroll taxes payable, past due	84,834	92,334
Lease liability	-	6,961
Lease abandonment liability	672,878	672,878
Loans payable from officers and shareholders, including $830,250
past due at March 31, 2021	1,825,250	1,165,250
Total Current Liabilities	3,100,826	2,345,720

Long-term Liabilities
U.S. Small Business Administration PPP loan payable	37,166	37,166
Total Liabilities	3,137,992	2,382,886

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized;
121,027,077 and 118,252,077 shares issued and outstanding, respectively	121,027	118,252
Additional paid-in capital	25,155,855	25,053,616
Accumulated deficit	(27,977,238)	(27,583,363)
Total Wellness Center USA shareholders’ deficit	(2,700,356)	(2,411,495)

Non-controlling interest	(149,986)	181,950
Total Shareholder’s deficit	(2,850,342)	(2,229,545)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$287,650	$153,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Trade sales	$51,650	$5,000	$142,149	$5,000

Cost of goods sold	58,950	-	139,050	-

Gross profit (loss)	(7,300)	5,000	3,099	5,000

Operating expenses	362,218	423,130	670,759	760,403

Loss from operations	(369,518)	(418,130)	(667,660)	(755,403)

Other expenses
Cost of warrant modification	-	(507,265)	-	(507,265)
Interest expense	(31,993)	(16,211)	(58,151)	(25,534)
Total other expenses	(31,993)	(523,476)	(58,151)	(532,799)

NET LOSS	(401,511)	(941,606)	(725,811)	(1,288,202)

Net loss attributable to non-controlling interest	188,334	22,050	331,936	44,179

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(213,177)	(919,556)	(393,875)	(1,244,023)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	120,333,327	107,497,077	119,639,577	107,497,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, December 31, 2020 (unaudited)	119,639,577	$119,639	$25,104,736	$(27,764,061)	$(2,539,686)	$38,348	$(2,501,338)

Fair value of vested stock options	-	-	10,882	-	10,882	-	10,882

Fair value of common stock issued for services	1,387,500	1,388	40,237	-	41,625	-	41,625

Net loss for the three months ended March 31, 2021	-	-	-	(213,177)	(213,177)	(188,334)	(401,511)

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	21,764	-	21,764	-	21,764

Fair value of common stock issued for services	2,775,000	2,775	80,475	-	83,250	-	83,250

Net loss for the six months ended March 31, 2021	-	-	-	(393,875)	(393,875)	(331,936)	(725,811)

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

Balance, December 31, 2019 (unaudited)	107,497,077	$107,497	$23,868,885	$(25,686,754)	$(1,710,372)	$395,520	$(1,314,852)

Fair value of vested stock options	-	-	65,800	-	65,800	-	65,800

Fair value of common stock issued for services	-	-	507,265	-	507,265	-	507,265

Net loss for the three months ended March 31, 2020	-	-	-	(919,556)	(919,556)	(22,050)	(941,606)

Balance, March 31, 2020 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	131,538	-	131,538	-	131,538

Cost of warrant modification	-	-	507,265	-	507,265	-	507,265

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the six months ended March 31, 2020	-	-	-	(1,244,023)	(1,244,023)	(44,179)	(1,288,202)

Balance, March 31, 2020 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2021	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(725,811)	$(1,288,202)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,562
Amortization of right-of-use asset	6,961	10,483
Provision for excess and slow moving inventories	100,000	-
Fair value of common shares issued for services	83,250	-
Fair value of stock options issued for services	21,764	131,538
Cost of warrant modification	-	507,265
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(9,018)	(5,000)
Inventories	(137,933)	(10,660)
Prepaid expenses and other assets	500	(500)
(Decrease) Increase in:
Accounts payable and accrued expenses	109,567	132,496
Payroll taxes payable	(7,500)	(1,500)
Lease liability	(6,961)	(10,483)
Net cash used in operating activities	(565,181)	(533,001)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	660,000	470,000
Contribution of capital by joint venture partner	-	50,000
Net cash provided by financing activities	660,000	520,000

Net increase (decrease) in cash	94,819	(13,001)

Cash beginning of period	51,320	53,147
Cash end of period	$146,139	$40,146

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Initial recognition of right-of-use assets and operating lease
liabilities upon adoption of ASC Topic 842	$-	$27,841
Reclassification of prepaid expenses to inventories	$-	$55,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2021 and 2020

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

COVID-19 Considerations

During the period ended March 31, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products.

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

Through March 31, 2021, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through March 31, 2021, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2021, the Company incurred a net loss of $725,811 and used cash in operations of $565,181, and had a shareholders’ deficit of $2,850,342 as of March 31, 2021. In addition, loans payable of $830,250 and payroll taxes of $84,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $146,139. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2021, the Company received $660,000 through short-term loans from officers and shareholders.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at September 30, 2020	Attributable interest at March 31, 2021
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51% (1)	51% (1)
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%	100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 2015/November 2018	0%	0%
NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	0%	0%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	32%	32%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2021 and 2020, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2021 and 2020, the dilutive impact of outstanding stock options of 12,602,738 and 14,837,738 shares, respectively, and outstanding warrants for 54,379,758 and 66,484,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Revenue Recognition

The company records revenue under the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at March 31, 2021 and September 30, 2020.

Non-controlling Interests

PSI

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 for further development, marketing, licensing and/or sale of PSI technology and products to be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 were the members of NEO, owning 50.5% and 36.0%, respectively, of NEO. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%.

Effective April 30, 2020, the GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During three and six months ended March 31, 2021, PSI recorded a loss of $187,077 and $338,510, respectively, relating to its operations, of which $91,668 and $165,870, respectively, was allocated to the non-controlling interest.

As of September 30, 2019, GEN2 had received $975,000 of investments to contribute to NEO. Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. As of March 31, 2021, PSI had not recorded any cumulative net income/distributable cash. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining share is attributed to PSI’s minority shareholders. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the three and six months ended March 31, 2021, Protec recorded a loss of $141,365 and $242,857, respectively, of which $96,665 and $166,065 was allocated to the non-controlling interests.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At March 31, 2021, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At March 31, 2021, the Company recorded a reserve of $100,000 for excess and slow moving inventories. At September 30, 2020, no reserve was recorded for excess, slow moving or obsolete inventory.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2020, loans payable from officers and shareholders of $1,165,250 were outstanding. During the six months ended March 31, 2021, the Company borrowed $660,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of March 31, 2021, loans payable to officers and shareholders of $1,825,250 were outstanding and $830,250 was past due.

NOTE 4 – LEASE LIABILITIES

Operating Lease

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that will require monthly payments of $1,850 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease asset and liability at the inception of the lease was $27,841, using a discount rate of 4.00%. As of September 30, 2020, the value of the lease asset and liability was $6,961, respectively. During the three and six months ended March 31, 2021, the Company made payments of $1,613 and $6,961, respectively, towards the lease liability. As of March 31, 2021, the lease liability was fully paid off.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three and six months ended March 31, 2021 was $1,794 and $7,142, respectively. During the three and six months ended March 31, 2021, the Company reflected amortization of right of use asset of $1,613 and $6,961, respectively, related to this lease, resulting in no net asset balance as of March 31, 2021.

Other Leases

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2019, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. The Company is in negotiations with the owners regarding the settlement of its lease obligations and expects that the property will be subleased or a settlement with the landlord will be reached at an amount significantly less than the remaining payment obligations. At the date of vacation, the Company had a remaining lease obligation of $631,587.

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. We are currently evaluating the allegations, defenses and alternate actions, and continuing settlement negotiations. As of March 31, 2021, the Company has recorded the full amount of the judgement due.

NOTE 5 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 20,170,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 7,120,000 shares vested in April 2020, while 1,800,000 will vest monthly from April 2020 through March 2021, and 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 1,387,500 and 2,775,000 shares vested during the three and six months ended March 31, 2021, respectively.

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2020	10,275,000	$308,250	$0.03
Granted	-	-	-
Vested	(2,775,000)	(83,250)	0.03
Forfeited	-	-	-
Non-vested, March 31, 2021	7,500,000	$225,00	$0.03

During the three and six months ended March 31, 2021, the Company recorded $41,625 and $83,250, respectively, of stock compensation for the value of restricted common stock vesting during the period, and as of March 31, 2021, unvested compensation of $225,000 remained that will be amortized over the remaining vesting period.

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

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2021:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2020	14,127,738	$0.03 - 2.00	$0.29
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(1,525,000)	0.14 - 2.00	1.36
Balance, March 31, 2021	12,602,738	$0.03 - 0.40	$0.10
Vested and exercisable, March 31, 2021	10,102,738	$0.03 - 0.40	$0.11

Unvested, March 31, 2021	2,500,000	$0.04	$0.04

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.39	12,540,238	5.09	$0.09	10,040,238	4.12	$0.11
0.40	62,500	1.00	0.40	62,500	1.00	0.40
$0.03 - 0.40	12,602,738	5.07	$0.10	10,102,738	4.10	$0.11

During the three and six months ended March 31, 2021, the Company recorded $10,882 and $21,764, respectively, of stock compensation for the value of options vesting during the period, and as of March 31, 2021, unvested compensation of $75,000 remained that will be amortized over the remaining vesting period.

The total aggregate intrinsic value for option shares outstanding at March 31, 2021 was $625. As of March 31, 2021, there were 17,397,262 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2020	67,634,049	$ 0.07 - 0.40	$0.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(13,254,291)	0.15	0.15
Balance, March 31, 2021	54,379,758	$0.07 - 0.40	$0.17
Vested and exercisable, March 31, 2021	54,379,758	$0.07 - 0.40	$0.17

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	47,175,093	1.97	$0.15	47,175,093	1.97	$0.15
0.21 – 0.40	7,204,665	0.40	0.26	7,204,665	0.40	0.26

$0.12 – 0.67	54,379,758	1.76	$0.17	54,379,758	1.76	$0.17

There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2021.

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

The Company operates in the following business segments:

(i) Medical Devices: which stems from PSI, its subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases.

(ii) Authentication and Encryption Products and Services: which stems from StealthCo, its wholly-owned subsidiary formed on March 18, 2014, which has engaged in the business of selling, licensing or otherwise providing certain authentication and encryption products and services since acquisition of certain assets from SMI on April 4, 2014.

The detailed segment information of the Company is as follows:

Assets By Segment

	March 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$523	$141,994	$3,622	$146,139
Accounts receivable	-	9,018	-	9,018
Inventories	-	132,493	-	132,493
Prepaid expenses and other current assets	-	-	-	-
Total current assets	523	283,505	3,622	287,650

TOTAL ASSETS	$523	$283,505	$3,622	$287,650

Operations by Segment for the Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended
	March 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$51,650	$-	$51,650

Cost of goods sold	-	58,950	-	58,950

Gross profit	-	(7,300)	-	(7,300)

Operating expenses	46,661	308,543	7,014	362,218

Loss from operations	$(46,661)	$(315,843)	$(7,014)	$(369,518)

	For the Three Months Ended
	March 31, 2020
			Stealthco
	WCUI	PSI	Authentication and
	Corporate	Medical Devices	Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	142,500	206,824	73,806	423,130

Loss from operations	$(142,500)	$(206,824)	$(68,806)	$(418,130)

Operations by Segment for the Six Months Ended March 31, 2021 and 2020

	For the Six Months Ended
	March 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$142,149	$-	$142,149

Cost of goods sold	-	139,050	-	139,050

Gross profit	-	3,099	-	3,099

Operating expenses	95,770	565,014	9,975	670,759

Loss from operations	$(95,770)	$(561,915)	$(9,975)	$(667,660)

	For the Six Months Ended
	March 31, 2020
			Stealthco
	WCUI	PSI	Authentication
	Corporate	Medical Devices	and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	240,962	382,110	137,331	760,403

Loss from operations	$(240,962)	$(382,110)	$(132,331)	$(755,403)

NOTE 7 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. Except as otherwise described herein and in Note 4, we currently are not involved in any other litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company borrowed $66,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

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

The Company currently operates in two business segments: (i) distribution of targeted Ultra Violet (“UV”) phototherapy devices for dermatology and sanitation purposes; and (ii) authentication and encryption products and services. The segments are conducted through our subsidiaries, PSI and SCI.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During three and six months ended March 31, 2021, PSI recorded a loss of $187,077 and $338,510, respectively, relating to its operations, of which $91,668 and $165,870, respectively, was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 38% ownership interest in Protec. During the three and six months ended March 31, 2021, Protec recorded a loss of $141,365 and $242,857, respectively, of which $96,665 and $166,065 was allocated to the non-controlling interests.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2021 and 2020 was $51,650 and $5,000, respectively. The increase in revenue in 2021 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the three months ended March 31, 2021 was $58,950. There was no cost of sales for the three months ended March 31, 2020. Gross profit (deficit) for the three months ended March 31, 2021 and 2020 was ($7,300) and $5,000, respectively. The reason for the gross deficit in 2021 was due to inventory write downs of $50,000.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were $362,218 and $423,130, respectively. The decrease in operating expenses in 2021 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the three months ended March 31, 2021 consisted of $ $31,993 of interest expense. Other expenses during the three months ended March 31, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants and $16,211 of interest expense, totaling to $523,476.

Net Loss

Our net loss for the three months ended March 31, 2021 was $401,511, compared to a net loss of $941,606 for the three months ended March 31, 2020. The decrease in the net loss in 2021 was primarily due to the decrease in operating and other expenses.

Results of Operations for the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2021 and 2020 was $142,149 and $5,000, respectively. The increase in revenue in 2021 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the six months ended March 31, 2021 was $139,050. There was no cost of sales for the six months ended March 31, 2020. Gross profit for the six months ended March 31, 2021 and 2020 was $3,099 and $5,000, respectively. The reason for the low margin in 2021 was due to inventory write downs of $100,000.

Operating Expenses

Operating expenses for the six months ended March 31, 2021 and 2020 were $670,759 and $760,403, respectively. The decrease in operating expenses in 2021 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the six months ended March 31, 2021 consisted of $58,151 of interest expense. Other expenses during the six months ended March 31, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants and $25,534 of interest expense, totaling to $532,799.

Net Loss

Our net loss for the six months ended March 31, 2021 was $725,811, compared to a net loss of $1,288,202 for the six months ended March 31, 2020. The decrease in the net loss in 2021 was primarily due to the decrease in operating and other expenses.

Results of Operations by Segment

The Company currently maintains two business segments:

(i)	Medical Devices: which it provided through PSI, its subsidiary acquired on August 24, 2012, a developer, manufacturer, marketer and distributer of targeted Ultra Violet (“UV”) phototherapy devices for the treatment of skin diseases; and

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended
	March 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$51,650	$-	$51,650

Cost of goods sold	-	58,950	-	58,950

Gross profit	-	(7,300)	-	(7,300)

Operating expenses	46,661	308,543	7,014	362,218

Loss from operations	$(46,661)	$(315,843)	$(7,014)	$(369,518)

	For the Three Months Ended
	March 31, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	142,500	206,824	73,806	423,130

Loss from operations	$(142,500)	$(206,824)	$(68,806)	$(418,130)

Revenue for the Medical Devices segment for the three months ended March 31, 2021 was $51,650. There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended March 31, 2020. The increase in 2021 was due to the increase in trade sales. Cost of goods sold for the three months ended March 31, 2021 was $58,950 and the gross deficit was $7,300. The negative gross profit was primarily due to the write down of inventories of $50,000 during the quarter. Operating expenses for the three months ended March 31, 2021 and 2020 was $308,543 and $206,824, respectively. The increase in operating expenses in 2021 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the three months ended March 31, 2021 and 2020 was $315,843 and $206,824, respectively.

Revenue for the Authentication and Encryption segment for the three months ended March 31, 2020 was $5,000. There was no revenue or cost of goods sold for the Authentication and Encryption segment for the three months ended March 31, 2021. The decrease in revenues in 2021 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the three months ended March 31, 2020 and the gross profit was $5,000. The gross profit decrease in 2021 was due to the decrease in sales. Operating expenses for the three months ended March 31, 2021 and 2020 was $7,014 and $73,806, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in stock compensation costs and employee-related costs. The loss from operations for the three months ended March 31, 2021 and 2020 was $7,014 and $68,806, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended March 31, 2021 and 2020 was $46,661 and $142,500, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in professional fees and stock compensation. The loss from operations for the three months ended March 31, 2021 and 2020 was $46,661 and $142,500, respectively.

Operations by Segment for the Six Months Ended March 31, 2021 and 2020

	For the Six Months Ended
	March 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$142,149	$-	$142,149

Cost of goods sold	-	139,050	-	139,050

Gross profit	-	3,099	-	3,099

Operating expenses	95,770	565,014	9,975	670,759

Loss from operations	$(95,770)	$(561,915)	$(9,975)	$(667,660)

	For the Six Months Ended
	March 31, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	240,962	382,110	137,331	760,403

Loss from operations	$(240,962)	$(382,110)	$(132,331)	$(755,403)

Revenue for the Medical Devices segment for the six months ended March 31, 2021 was $142,149. There was no revenue or cost of goods sold for the Medical Devices segment for the six months ended March 31, 2020. The increase in 2021 was due to the increase in trade sales. Cost of goods sold for the six months ended March 31, 2021 was $139,050 and the gross profit was $3,099. The low profit margin in 2021 was primarily due to the write down of inventories of $100,000 in 2021. Operating expenses for the six months ended March 31, 2021 and 2020 was $565,014 and $382,110, respectively. The increase in operating expenses in 2021 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the six months ended March 31, 2021 and 2020 was $561,915 and $382,110, respectively.

Revenue for the Authentication and Encryption segment for the six months ended March 31, 2020 was $5,000. There was no revenue or cost of goods sold for the Authentication and Encryption segment for the six months ended March 31, 2021. The decrease in revenues in 2021 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the six months ended March 31, 2020 and the gross profit was $5,000. The gross profit decrease in 2021 was due to the decrease in sales. Operating expenses for the six months ended March 31, 2021 and 2020 was $9,975 and $137,331, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in stock compensation costs and employee-related costs. The loss from operations for the six months ended March 31, 2021 and 2020 was $9,975 and $132,331, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2021 and 2020 was $95,770 and $240,962, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in professional fees and stock compensation. The loss from operations for the six months ended March 31, 2021 and 2020 was $95,770 and $240,962, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2021, the Company incurred a net loss of $725,811 and used cash in operations of $565,181, and had a shareholders’ deficit of $2,850,342 as of March 31, 2021. In addition, loans payable of $830,250 and payroll taxes of $84,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $146,139. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2021, the Company received $660,000 through short-term loans from its officers and shareholders. As of March 31, 2021, loans payable to officers and shareholders of $1,825,250 were outstanding, of which $830,825 were past due. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of six months ended March 31, 2021 and 2020

As of March 31, 2021, we had $146,139 in cash, negative working capital of $2,813,176 and an accumulated deficit of $27,977,238.

As of March 31, 2020, we had $40,146 in cash, negative working capital of $1,700,895 and an accumulated deficit of $26,606,310.

Cash flows used in operating activities

During the six months ended March 31, 2020, the Company used cash flows in operating activities of $533,001, compared to $565,181 used in the six months ended March 31, 2021. During the six months ended March 31, 2020, the Company incurred a net loss of $1,288,202 and $650,848 of non-cash expenses, compared to a net loss of $725,811 and $211,975 of non-cash expenses during the six months ended March 31, 2021.

Cash flows used in investing activities

During the six months ended March 31, 2021 and 2020, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended March 31, 2021, the Company had proceeds from loans payable from officers and shareholders of $660,000. During the six months ended March 31, 2020, the Company had proceeds from loans payable from officers and shareholders of $470,000 and proceeds of $50,000 from contributions of capital by its joint venture partner.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on February 8, 2021. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the six months ended March 31, 2021.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting Companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard 2201) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

5. The Company has insufficient full time personnel with an appropriate level of technical accounting knowledge to SEC reporting requirements to timely meet the filing requirements

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WELLNESS CENTER USA, INC.

Date: July 1, 2021	By:	/s/ Paul D. Jones
Paul D. Jones President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: July 1, 2021	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	July 1, 2021
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	July 1, 2021
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	July 1, 2021
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	July 1, 2021

Thomas E. Scott

/s/ William E. Kingsford	Director	July 1, 2021
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	July 1, 2021
Roy M. Harsch

