Form 10-Q
period 2021-06-30
Wellness Center USA, Inc.
filed 2021-09-30
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐	Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging growth Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 30, 2021 was 122,277,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2021

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

PART II— OTHER INFORMATION

SIGNATURE

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$41,799	$51,320
Accounts receivable	37,500	-
Inventories, net	129,130	94,560
Prepaid expenses and other current assets	-	500
Total Current Assets	208,429	146,380

Right of use asset	-	6,961
Total Other Assets	-	6,961

TOTAL ASSETS	$208,429	$153,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$549,069	$408,297
Payroll taxes payable, past due	80,334	92,334
Lease liability	-	6,961
Lease abandonment liability	672,878	672,878
Loans payable from officers and shareholders, including $1,045,250 past due at June 30, 2021	1,916,250	1,165,250
Total Current Liabilities	3,218,531	2,345,720

Long-term Liabilities
U.S. Small Business Administration PPP loan payable	37,166	37,166
Total Liabilities	3,255,697	2,382,886

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized;
122,277,077 and 118,252,077 shares issued and outstanding, respectively	122,277	118,252
Additional paid-in capital	25,198,355	25,053,616
Accumulated deficit	(28,130,835)	(27,583,363)
Total Wellness Center USA shareholders’ deficit	(2,810,203)	(2,411,495)

Non-controlling interest	(237,065)	181,950
Total Shareholder’s deficit	(3,047,268)	(2,229,545)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$208,429	$153,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Trade sales	$78,620	$-	$220,769	$5,000

Cost of goods sold	10,400	-	149,450	-

Gross profit	68,220	-	71,319	5,000

Operating expenses	272,666	813,380	943,425	1,573,783

Loss from operations	(204,446)	(813,380)	(872,106)	(1,568,783)

Other expenses
U.S. federal government COVID-19 grant	-	4,000	-	4,000
Financing costs	-	(43,815)	-	(43,815)
Cost of stock option modifications	-	(22,680)	-	(22,680)
Cost of stock warrant modification	-	-	-	(507,265)
Interest expense	(36,230)	(19,751)	(94,381)	(45,285)
Total other expenses	(36,230)	(82,246)	(94,381)	(615,045)

NET LOSS	(240,676)	(895,626)	(966,487)	(2,183,828)

Net loss attributable to non-controlling interest	87,079	76,568	419,015	120,747

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(153,597)	(819,058)	(547,472)	(2,063,081)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	122,096,521	110,919,467	120,257,205	108,634,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

Fair value of common stock issued for services	1,250,000	1,250	42,500	-	43,750	-	43,750

Net loss for the three months ended June 30, 2021	-	-	-	(153,597)	(153,597)	(87,079)	(240,676)

Balance, June 30, 2021 (unaudited)	122,277,077	$122,277	$25,198,355	$(28,130,835)	$(2,810,203)	$(237,065)	$(3,047,268)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	21,764	-	21,764	-	21,764

Fair value of common stock issued for services	4,025,000	4,025	122,975	-	127,000	-	127,000

Net loss for the nine months ended June 30, 2021	-	-	-	(547,472)	(547,472)	(419,015)	(966,487)

Balance, June 30, 2021 (unaudited)	122,277,077	$122,277	$25,198,355	$(28,130,835)	$(2,810,203)	$(237,065)	$(3,047,268)

Balance, March 31, 2019 (unaudited)	107,497,077	$107,497	$24,441,950	$(26,606,310)	$(2,056,863)	$373,470	$(1,683,393)

Fair value of vested stock options	-	-	66,306	-	66,306	-	66,306

Fair value of common stock issued for services	8,247,500	8,248	239,177	-	247,425	-	247,425

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-	-	22,680	-	22,680	-	22,680

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Net loss for the three months ended June 30, 2020	-	-	-	(819,058)	(819,058)	(76,568)	(895,626)

Balance, June 30, 2020 (unaudited)	116,319,577	$116,320	$24,843,353	$(27,425,368)	$(2,465,695)	$296,902	$(2,168,793)

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	197,844	-	197,844	-	197,844

Fair value of common stock issued for services	8,247,500	8,248	239,177	-	247,425	-	247,425

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-	-	22,680	-	22,680	-	22,680

Cost of stock warrant modification	-	-	507,265	-	507,265	-	507,265

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Contribution of capital by joint venture partner	-	-	25,500	-	25,500	24,500	50,000

Net loss for the nine months ended June 30, 2020	-	-	-	(2,063,081)	(2,063,081)	(120,747)	(2,183,828)

Balance, June 30, 2020 (unaudited)	116,319,577	$116,320	$24,843,353	$(27,425,368)	$(2,465,695)	$296,902	$(2,168,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2021	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(966,487)	$(2,183,828)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,562
Amortization of right-of-use asset	6,961	15,584
Provision for excess and slow moving inventories	100,000	-
Fair value of common shares issued for services	127,000	247,425
Fair value of vested stock options	21,764	197,844
Fair value of warrants issued upon conversion of loan payable from shareholder		43,815
Loss on abandonment of lease		438,296
Loss on modification of conversion price on convertible note payable		22,680
Cost of warrant modification	-	507,265
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(37,500)	(5,000)
Inventories	(134,570)	(17,075)
Prepaid expenses and other assets	500	(500)
(Decrease) Increase in:
Accounts payable and accrued expenses	140,772	22,521
Payroll taxes payable	(12,000)	(6,000)
Lease liability	(6,961)	(15,584)
Net cash used in operating activities	(760,521)	(730,995)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	751,000	685,000
Proceeds from U.S. Small Business Administration PPP loan payable	-	37,166
Contribution of capital by joint venture partner	-	50,000
Net cash provided by financing activities	751,000	772,166

Net increase (decrease) in cash	(9,521)	41,171

Cash beginning of period	51,320	53,147
Cash end of period	$41,799	$94,318

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Initial recognition of right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842	$-	$27,841
Reclassification of prepaid expenses to inventories	$-	$55,000
Conversion of loan payable from shareholder into common shares	$-	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2021 and 2020

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

COVID-19 Considerations

During the period ended June 30, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products.

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

Through June 30, 2021, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through June 30, 2021, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2021, the Company incurred a net loss of $966,487 and used cash in operations of $760,521, and had a shareholders’ deficit of $3,047,268 as of June 30, 2021. In addition, loans payable of $1,045,250 and payroll taxes of $80,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $41,799. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2021, the Company received $751,000 through short-term loans from officers and shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at September 30, 2020		Attributable interest at June 30, 2021
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51	%(1)	51	%(1)
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%		100%
Psoria Development Company LLC. (“PDC”)	The State of Illinois	January 2015/November 2018	0%		0%
NEO Phototherapy LLC (“NEO”)	The State of Illinois	December 2018	0%		0%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	38%		38%

(1)	- Effective April 30, 2020, the Company’s 51% interest in NEO was converted into a 51% interest in PSI.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2021 and 2020, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2021 and 2020, the dilutive impact of outstanding stock options of 5,277,738 and 13,765,238 shares, respectively, and outstanding warrants for 34,712,074 and 67,634,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at June 30, 2021 and September 30, 2020.

Non-controlling Interests

PSI

In December 2018, PSI entered into a Joint Venture Agreement with GEN2 for further development, marketing, licensing and/or sale of PSI technology and products to be conducted through NEO Phototherapy, Inc. (“NEO”). PSI and GEN2 were the members of NEO, owning 50.5% and 36.0%, respectively. As of April 30, 2020, the Company controlled 51% of the joint venture, GEN2 controlled 39% and another individual controlled the remaining 10%.

Effective April 30, 2020, the GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI. During three and nine months ended June 30, 2021, PSI recorded a loss of $168,350 and $506,860, respectively, relating to its operations, of which $82,491 and $248,361, respectively, was allocated to the non-controlling interest.

As of September 30, 2019, GEN2 had received $975,000 of investments to contribute to NEO. Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. As of June 30, 2021, PSI had not recorded any cumulative net income/distributable cash. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from some of the Company’s officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the three and nine months ended June 30, 2021, Protec recorded a loss of $6,710 and $249,567, respectively, of which $4,589 and $170,654 was allocated to the non-controlling interests.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At June 30, 2021, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At June 30, 2021, the Company recorded a reserve of $100,000 for excess and slow moving inventories. At September 30, 2020, no reserve was recorded for excess, slow moving or obsolete inventory.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered, and as part of financing transactions. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to officers, directors, employees, and for acquiring goods and services from non-employees, which include grants of stock options, are recognized in the financial statements based on their fair values in accordance with Topic 718. Stock option grants, which are generally time vested, will be measured at the grant date fair value and charged to operations on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company has paid cash for the services.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer measures the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange. ASU 2021-04 introduces a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2020, loans payable from officers and shareholders of $1,165,250 were outstanding. During the nine months ended June 30, 2021, the Company borrowed $751,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of June 30, 2021, loans payable to officers and shareholders of $1,916,250 were outstanding and $1,045,250 was past due.

NOTE 4 – LEASE LIABILITIES

Operating Lease

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that will require monthly payments of $1,850 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease asset and liability at the inception of the lease was $27,841, using a discount rate of 4.00%. As of September 30, 2020, the value of the lease asset and liability was $6,961, respectively. During the three and nine months ended June 30, 2021, the Company made payments of $1,613 and $6,961, respectively, towards the lease liability. As of June 30, 2021, the lease liability was fully paid off.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the three and nine months ended June 30, 2021 was $1,794 and $7,142, respectively. During the three and nine months ended June 30, 2021, the Company reflected amortization of right of use asset of $1,613 and $6,961, respectively, related to this lease, resulting in no net asset balance as of June 30, 2021.

Other Leases - lease abandonment liability

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

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE seeks at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. We are currently evaluating the allegations, defenses and alternate actions, and continuing settlement negotiations. As of June 30, 2021, the Company has recorded a liability of $672,878 for the full amount of the judgement due.

NOTE 5 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants

In April 2020, the Company’s Board of Directors approved the issuance of a combined total of 20,170,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 7,120,000 shares vested in April 2020, while 1,800,000 shares vested from April 2020 through March 2021, and a total of 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 937,500 and 3,712,500 shares vested during the three and nine months ended June 30, 2021, respectively.

During the three months ended June 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 3,750,000 restricted shares of the Company’s common stock to its Officers and Directors, all of which will vest monthly from April 2021 through March 2024. A total of 312,500 shares vested during the three and nine months ended June 30, 2021, respectively.

During the three months ended June 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock to its Officers and Directors, all of which will only be issued upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months. In relation to that grant, a total of 16,093,018 warrant shares held by the Officers and Directors were cancelled (see Stock Warrants below).

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2020	10,275,000	$308,250	$0.03
Granted	3,750,000	187,500	0.05
Vested	(4,025,000)	(127,000)	0.03
Forfeited	-	-	-
Non-vested, June 30, 2021	10,000,000	$368,750	$0.03

During the three and nine months ended June 30, 2021, the Company recorded $43,750 and $127,000, respectively, of stock compensation for the value of restricted common stock vesting during the period, and as of June 30, 2021, unvested compensation of $368,750 remained that will be amortized over the remaining vesting period.

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

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2021:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2020	14,127,738	$ 0.03 - 2.00	$0.29
Granted	-	-	-
Cancelled	(7,262,500)	0.04 – 0.40	0.06
Exercised	-	-	-
Expired	(1,587,500)	0.11 - 2.00	1.29
Balance, June 30, 2021	5,277,738	$ 0.03 - 0.26	$0.15
Vested and exercisable, June 30, 2021	5,277,738	$ 0.03 - 0.26	$0.15

Unvested, June 30, 2021	-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.26	5,277,738	1.83	$0.15	-	-	$-

$0.03 - 0.26	5,277,738	5.07	$0.10	-	-	$-

During the three months ended June 30, 2021, the Company’s Board of Directors approved the cancellation of 6,050,000 option shares held the Company’s Chief Executive Officer (CEO) and replaced them with a grant of 6,050,000 option shares that will only be granted upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months.

During the nine months ended June 30, 2021, the Company recorded $21,764 of stock compensation for the value of options vesting during the period, and as of June 30, 2021, no unvested compensation remained that will be amortized over the remaining vesting period. There was no stock compensation recorded during the three months ended June 30, 2021, for the value of options vesting during the period.

The total aggregate intrinsic value for option shares outstanding at June 30, 2021 was $625. As of June 30, 2021, there were 24,722,262 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price

Balance, September 30, 2020	67,634,049		$0.07 - 0.40	$0.16
Granted	-		-	-
Cancelled	(16,093,018)		0.12 - 0.18	0.15
Exercised	-		-	-
Expired	(16,828,957)		0.15 - 0.25	0.17
Balance, June 30, 2021	34,712,074	$	$ 0.07 - 0.40	$0.17
Vested and exercisable, June 30, 2021	34,712,074	$	$ 0.07 - 0.40	$0.17

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	31,082,075	2.03	$0.16	31,082,075	2.03	$0.16
0.21 – 0.40	3,629,999	0.48	0.31	3,629,999	0.48	0.31

$0.12 – 0.67	34,712,074	1.86	$0.17	34,712,074	1.86	$0.17

During the three months ended June 30, 2021, the Company’s Board of Directors approved the cancellation of 16,093,018 warrant shares held by the Company’s Officers and Directors. See Restricted Stock Grants above relating to this cancellation.

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2021.

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

The detailed segment information of the Company is as follows:

Assets By Segment

	June 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$900	$39,019	$1,880	$41,799
Accounts receivable	-	37,500	-	37,500
Inventories	-	129,130	-	129,130
Total current assets	900	205,649	1,880	208,429

TOTAL ASSETS	$900	$205,649	$1,880	$208,429

Operations by Segment for the Three Months Ended June 30, 2021 and 2020

	For the Three Months Ended
	June 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$78,620	$-	$78,620

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	68,220	-	68,220

Operating expenses	42,849	226,575	3,242	272,666

Loss from operations	$(42,849)	$(158,355)	$(3,242)	$(204,446)

For the Three Months Ended
June 30, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	620,650	208,047	(15,317)	813,380

Loss from operations	$(620,650)	$(208,047)	$15,317	$(813,380)

Operations by Segment for the Nine Months Ended June 30, 2021 and 2020

	For the Nine Months Ended
	June 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$220,769	$-	$220,769

Cost of goods sold	-	149,450	-	149,450

Gross profit	-	71,319	-	71,319

Operating expenses	138,619	791,589	13,217	943,425

Loss from operations	$(138,619)	$(720,270)	$(13,217)	$(872,106)

	For the Nine Months Ended
	June 30, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	861,611	590,158	122,014	1,573,783

Loss from operations	$(861,611)	$(590,158)	$(117,014)	$(1,568,783)

NOTE 7 – LEGAL MATTERS

The Company is periodically engaged in legal proceedings arising from and relating to its business operations. Except as otherwise described herein and in Note 4, we currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition or results of operations.

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

The second claim was filed with the Illinois Department of Labor asserting a violation of the Illinois Wage Payment and Collection Act by the Company’s former CEO. That claim alleges unpaid wages in the amount of $158,715 and unpaid vacation pay in the amount of $20,833 for a total amount of $179,548, as well as certain statutory damages including, but not limited to, 2% of the wages due per month plus attorneys’ fees if the ex-CEO elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. The Company has filed its response to such claim with the Department denying the substantive allegations therein and asserting certain factual and legal defenses, including breach of fiduciary duty, as a bar to all claimed compensation. The claim remains pending, but as the date hereof, no suit has been filed against the Company asserting a violation of the Act based on said claim.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company borrowed $154,950 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During three and nine months ended June 30, 2021, PSI recorded a loss of $168,350 and $506,860, respectively, relating to its operations, of which $82,491 and $248,361, respectively, was allocated to the non-controlling interest.

Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow and Roy M. Harsch.

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020 by John Yorke for the purpose of designing, developing and marketing products that use spectral photonic emissions across a variety of applications. As of September 30, 2020, PSI had advanced $191,000 to Protec in furtherance of its agreement to acquire approximately 62% of Protec, with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is to be attributed to PSI’s minority shareholders, based on their PSI ownership. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors, of which $74,400 was recorded to additional paid-in capital and $45,600 to the non-controlling interests. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the three and nine months ended June 30, 2021, Protec recorded a loss of $6,710 and $249,567, respectively, of which $4,589 and $170,654 was allocated to the non-controlling interests.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2021 was $78,620. There was no revenue or cost of goods sold for the three months ended June 30, 2020. The increase in revenue in 2021 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the three months ended June 30, 2021 was $10,400. Gross profit for the three months ended June 30, 2021 was $68,220.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 were $272,666 and $813,380, respectively. The decrease in operating expenses in 2021 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the three months ended June 30, 2021 consisted of $ $36,230 of interest expense. Other income during the three months ended June 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19. Other expenses during the three months ended June 30, 2020 consisted of $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $19,751 of interest expense, totaling to a net expense of $82,246.

Net Loss

Our net loss for the three months ended June 30, 2021 was $240,676, compared to a net loss of $895,626 for the three months ended June 30, 2020. The decrease in the net loss in 2021 was primarily due to the decrease in operating and other expenses.

Results of Operations for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2021 and 2020 was $220,769 and $5,000, respectively. The increase in revenue in 2021 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the nine months ended June 30, 2021 was $149,450. There was no cost of sales for the nine months ended June 30, 2020. Gross profit for the nine months ended June 30, 2021 and 2020 was $71,319 and $5,000, respectively.

Operating Expenses

Operating expenses for the nine months ended June 30, 2021 and 2020 were $943,425 and $1,573,783, respectively. The decrease in operating expenses in 2021 was due primarily to the decrease in consulting fees, employee-related costs and stock compensation.

Other Expenses

Other expenses during the nine months ended June 30, 2021 consisted of $94,381 of interest expense. Other income during the nine months ended June 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19. Other expenses during the nine months ended June 30, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants, $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $45,285 of interest expense, totaling to a net expense of $615,045.

Net Loss

Our net loss for the nine months ended June 30, 2021 was $966,487, compared to a net loss of $2,183,828 for the nine months ended June 30, 2020. The decrease in the net loss in 2021 was primarily due to the decrease in operating and other expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Three Months Ended June 30, 2021 and 2020

	For the Three Months Ended
	June 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$78,620	$-	$78,620

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	68,220	-	68,220

Operating expenses	42,849	226,575	3,242	272,666

Loss from operations	$(42,849)	$(158,355)	$(3,242)	$(204,446)

For the Three Months Ended
June 30, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	620,650	208,047	(15,317)	813,380

Loss from operations	$(620,650)	$(208,047)	$15,317	$(813,380)

Revenue for the Medical Devices segment for the three months ended June 30, 2021 was $78,620. There was no revenue or cost of goods sold for the Medical Devices segment for the three months ended June 30, 2020. The increase in sales in 2021 was due to the increase in trade sales. Cost of goods sold for the three months ended June 30, 2021 was $10,400 and the gross profit was $68,220. Operating expenses for the three months ended June 30, 2021 and 2020 was $226,575 and $208,047, respectively. The increase in operating expenses in 2021 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the three months ended June 30, 2021 and 2020 was $158,355 and $208,047, respectively.

There was no revenue or cost of goods sold for the Authentication and Encryption segment for the three months ended June 30, 2021 and 2020. Operating expenses for the three months ended June 30, 2021 and 2020 was $3,242 and $(15,317), respectively. The increase in operating expenses in 2021 was primarily due to the increase in other expenses. The income (loss) from operations for the three months ended June 30, 2021 and 2020 was $(3,242) and $15,317, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended June 30, 2021 and 2020 was $42,849 and $620,650, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in professional fees and stock compensation. The loss from operations for the three months ended June 30, 2021 and 2020 was $42,489 and $620,650, respectively.

Operations by Segment for the Nine Months Ended June 30, 2021 and 2020

	For the Nine Months Ended
	June 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$220,769	$-	$220,769

Cost of goods sold	-	149,450	-	149,450

Gross profit	-	71,319	-	71,319

Operating expenses	138,619	791,589	13,217	943,425

Loss from operations	$(138,619)	$(720,270)	$(13,217)	$(872,106)

	For the Nine Months Ended
	June 30, 2020
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	861,611	590,158	122,014	1,573,783

Loss from operations	$(861,611)	$(590,158)	$(117,014)	$(1,568,783)

Revenue for the Medical Devices segment for the nine months ended June 30, 2021 was $220,769. There was no revenue or cost of goods sold for the Medical Devices segment for the nine months ended June 30, 2020. The increase in 2021 was due to the increase in trade sales. Cost of goods sold for the nine months ended June 30, 2021 was $149,450 and the gross profit was $71,319. Operating expenses for the nine months ended June 30, 2021 and 2020 was $791,589 and $590,158, respectively. The increase in operating expenses in 2021 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the nine months ended June 30, 2021 and 2020 was $720,270 and $590,158, respectively.

Revenue for the Authentication and Encryption segment for the nine months ended June 30, 2020 was $5,000. There was no revenue or cost of goods sold for the Authentication and Encryption segment for the nine months ended June 30, 2021. The decrease in revenues in 2021 was due to the decrease in trade sales and consulting services. There was no cost of goods sold for the nine months ended June 30, 2020 and the gross profit was $5,000. The gross profit decrease in 2021 was due to the decrease in sales. Operating expenses for the nine months ended June 30, 2021 and 2020 was $13,217 and $122,014, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in stock compensation costs and employee-related costs. The loss from operations for the nine months ended June 30, 2021 and 2020 was $13,217 and $117,014, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2021 and 2020 was $138,619 and $861,611, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in professional fees and stock compensation. The loss from operations for the nine months ended June 30, 2021 and 2020 was $138,619 and $861,611, respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2021, the Company incurred a net loss of $966,487 and used cash in operations of $760,521, and had a shareholders’ deficit of $3,047,268 as of June 30, 2021. In addition, loans payable of $1,045,250 and payroll taxes of $80,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2020 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2021, the Company had cash on hand in the amount of $41,799. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2021, the Company received $751,000 through short-term loans from its officers and shareholders. As of June 30, 2021, loans payable to officers and shareholders of $1,916,250 were outstanding, of which $1,045,825 were past due. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

Comparison of nine months ended June 30, 2021 and 2020

As of June 30, 2021, we had $41,799 in cash, negative working capital of $3,010,102 and an accumulated deficit of $28,130,835.

As of June 30, 2020, we had $94,318 in cash, negative working capital of $2,143,884 and an accumulated deficit of $27,463,732.

Cash flows used in operating activities

During the nine months ended June 30, 2021, the Company used cash flows in operating activities of $760,521, compared to $730,995 used in the nine months ended June 30, 2020. During the nine months ended June 30, 2021, the Company incurred a net loss of $966,487 and $255,725 of non-cash expenses, compared to a net loss of $2,183,828 and $1,474,471 of non-cash expenses during the nine months ended June 30, 2020.

Cash flows used in investing activities

During the nine months ended June 30, 2021 and 2020, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the nine months ended June 30, 2021, the Company had proceeds from loans payable from officers and shareholders of $751,000. During the nine months ended June 30, 2020, the Company had proceeds of $685,000 from loans payable from officers and shareholders, $37,166 from a U.S. SBA loan and $50,000 from contributions of capital by its joint venture partners.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock-based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on February 8, 2021. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the nine months ended June 30, 2021.

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

5. The Company has insufficient full-time personnel with an appropriate level of technical accounting knowledge to SEC reporting requirements to timely meet the filing requirements

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the nine months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1 31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14* Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1 32.2	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

WELLNESS CENTER USA, INC.

Date: September 30, 2021	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: September 30, 2021	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	September 30, 2021
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	September 30, 2021
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	September 30, 2021
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	September 30, 2021
Thomas E. Scott

/s/ William E. Kingsford	Director	September 29, 2021
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	September 30, 2021
Roy M. Harsch

