Form 10-K
period 2021-09-30
Wellness Center USA, Inc.
filed 2022-02-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

WELLNESS CENTER USA, INC.

(Name of small business issuer in its charter)

nevada	333-173216	27-2980395
(State or other jurisdiction of incorporation or organization)	Commission File Number	(IRS Employee Identification No.)

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
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

There is no established public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2021: $3,827,961.

As of September 30, 2021, the registrant had 123,877,077 shares of its common stock issued and outstanding.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the years ended September 30, 2021 and 2020, PSI recorded a loss of $683,986 and $333,809, respectively, relating to its operations, of which $335,153 and $163,556, respectively, was allocated to the non-controlling interest.

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

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the years ended September 30, 2021 and 2020, Protec recorded a loss of $271,131 and $172,174, respectively, of which $185,399 and $117,732, respectively, was allocated to the non-controlling interests.

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

As reflected in the accompanying consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2021, and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2021, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On or about June 29, 2020, we received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging our failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016. HHE sought at least $672,878 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors, who were serving on our Board as of the date of the lease. As of September 30, 2021, the Company has recorded the full amount of the judgement due.

On October 6, 2021, HHE and the Company settled the HHE Litigation pursuant to an agreement providing, among other things, that the Company agree to the entry of a final judgment order on the complaint in the amount of $725,795, which includes $657,194 in base rent awarded HHE by the Court on HHE’s Motion for Summary Judgment and the additional fees claimed by HHE and costs. HHE will forebear on the enforcement of the judgment and will provide the Company a satisfaction of the judgment upon the payment by the Company of $350,000, plus interest on the principal amount thereof outstanding from time to time at the rate of 5% per annum (the “Settlement Amount”), until the Settlement Amount is paid in full. An initial payment of $125,000 was due January 1, 2022, and was paid on February 10, 2022. The balance of $225,000 will be paid over a five-year period beginning on January 1, 2023, as follows: January 1, 2023 – $15,000 plus accrued interest only; January 1, 2024 – $15,000 plus accrued interest only; January 1, 2025 – $45,000 plus accrued interest; January 1, 2026 – $75,000 plus accrued interest; and January 1, 2027 – $75,000 plus accrued interest.

Through January 2019, PSI’s offices were located at 6408 West Linebaugh Avenue, Suite 103, Tampa, Florida, 33625. PSI’s telephone number is (866) 725-0969. In February 2019, PSI entered into a non-cancellable lease agreement to lease its office facilities located at 409 Mandeville Street, Utica, New York, 13502. The term of the lease is for two years and expired February 8, 2021, with monthly base rent of $1,800. The lease is currently on a month-to-month basis.

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

We continue efforts to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which we hope to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, the Company has negotiated settlement of all ex-employee wage and benefits claims except for the claim filed with the Illinois Department of Labor asserting a violation of the Illinois Wage Payment and Collection Act by the Company’s former CEO. That claim alleges unpaid wages in the amount of $158,715 and unpaid vacation pay in the amount of $20,833 for a total amount of $179,548, as well as certain statutory damages including, but not limited to, 2% of the wages due per month plus attorneys’ fees if the ex-CEO elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. The Company has filed its response to such claim with the Department denying the substantive allegations therein and asserting certain factual and legal defenses, including breach of fiduciary duty, as a bar to all claimed compensation. The claim remains pending, but as the date hereof, no suit has been filed against the Company asserting a violation of the Act based on said claim.

As discussed in Item 2, on or about June 29, 2020 HHE filed case number 2020L006092 in the Circuit Court of Cook County alleging failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE litigation”). HHE sought at least $672,888 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. On October 6, 2021, HHE and the Company agreed to a settlement on the terms discussed in Item 2 above. An initial payment of $125,000 was due January 1, 2022, and was paid on February 10, 2022.

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, we settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. We agreed to entry of a Judgment in the amount of $41,914 to secure payments under the settlement agreement. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment.

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

Common Stock

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action and the Company amended its Articles of Incorporation through a filing of a Certificate of Amendment on October 11, 2019. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2021 and 2020, there were 123,877,077 and 118,252,077 shares of common stock issued and outstanding, respectively. During the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock to its Officers and Directors, all of which will only be issued upon the sale or merger of the Company. None of these shares are included in the outstanding shares as of September 30, 2021.

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

As of September 30, 2021 and 2020, 5,277,738 and 14,127,738 shares, respectively, were outstanding under the 2010 Option Plan.

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

Results of Operations for the year ended September 30, 2021 compared to the year ended September 30, 2020

Revenue and Cost of Goods Sold

Revenue for the years ended September 30, 2021 and 2020 was $239,962 and $5,000, respectively. The increase in 2021 was due to the increase in sales at PSI, due to the roll-out of their new Aurora medical device.

Cost of sales for the year ended September 30, 2021 was $228,580. There was no cost of sales for the year ended September 30, 2020. Gross profit for the years ended September 30, 2021 and 2020, was $11,382 and $5,000, respectively. The gross profit increase in 2021 was due to the increase in sales.

Operating Expenses

Operating expenses for the years ended September 30, 2021 and 2020 was $1,239,238 and $1,926,594, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in consulting fees, employee-related costs and stock compensation. Stock compensation expenses relating to stock options and the fair value of common stock issued for services totaled to $192,514 and $583,064 during the years ended September 30, 2021 and 2020, respectively.

Other Income (Expenses)

Other income during the year ended September 30, 2021 consisted of $37,166 from the forgiveness of our U.S. Small Business Administration PPP loan payable. Other expenses during the year ended September 30, 2021 consisted of $134,449 of interest expense and $1,678 of debt discount amortization, totaling to a net expense of $98,961. Other income during the year ended September 30, 2020 consisted of $4,000 from a U.S. government grant relating to COVID-19 and $56,840 from the write-off of long outstanding accounts payable. Other expenses during the year ended September 30, 2020 consisted of $507,265 relating to the cost of the modification of terms of stock warrants, $22,680 relating to the cost of the modification of terms of stock options, $43,815 of financing costs and $67,861 of interest expense, totaling to a net expense of $580,781.

Net Loss

Our net loss for the years ended September 30, 2021 and 2020 was $1,326,817 and $2,502,375, respectively. The decrease in the net loss in 2021 was primarily due to the decrease in operating expenses and total other expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Years Ended September 30, 2021 and 2020

	For the Year Ended
	September 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$239,962	$-	$239,962

Cost of goods sold	-	228,580	-	228,580

Gross profit	-	11,382	-	11,382

Operating expenses	211,641	1,009,598	17,999	1,239,238

Loss from operations	$(211,641)	$(998,216)	$(17,999)	$(1,227,856)

	For the Year Ended
	September 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	1,004,477	852,542	69,575	1,926,594

Loss from operations	$(1,004,477)	$(852,542)	$(64,575)	$(1,921,594)

Revenue for the Medical Devices segment for the year ended September 30, 2021 was $239,962. There was no revenue or cost of sales for the Medical Devices segment for the year ended September 30, 2020. Cost of goods sold for the year ended September 30, 2021 was $228,580 and gross profit was $11,382. The increase in gross profit in 2021 was due to the increase in sales. Operating expenses for the years ended September 30, 2021 and 2020 was $1,009,598 and $852,542, respectively. The increase in operating expenses in 2021 was primarily due to the increase in employee and contract labor related costs. The loss from operations for the years ended September 30, 2021 and 2020 was $998,216 and $852,542, respectively.

Revenue for the Authentication and Encryption segment for the year ended September 30, 2020 was $5,000. There was no revenue or cost of sales for the year ended September 30, 2021. The decrease in sales in 2021 was due to the decrease in trade sales. There was no cost of goods sold for the year ended September 30, 2020 and the gross profit was $5,000. The decrease in gross profit in 2021 was due to the decrease in sales. Operating expenses for the years ended September 30, 2021 and 2020 was $17,999 and $69,575, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in labor costs, consulting costs and professional fees in 2021, as there were very limited operating activities for the segment in 2021. The loss from operations for the years ended September 30, 2021 and 2020 was $17,999 and $64,575, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the years ended September 30, 2021 and 2020 was $211,641 and $1,004,477, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in professional fees and stock compensation. The loss from operations for the years ended September 30, 2021 and 2020 was $211,641 and $1,004,477, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2021, the Company incurred a net loss of $1,326,817 and used cash in operations of $925,191, and had a shareholders’ deficit of $3,346,348 as of September 30, 2021. In addition, $1,165,250 of notes payable to officers and shareholders and $75,834 of payroll taxes are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2021 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $32,079. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2021, the Company received $905,950 through short-term loans primarily from its officers and directors.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our shareholders, in case of equity financing.

Comparison of years ended September 30, 2021 and 2020

As of September 30, 2021, we had $32,079 in cash, negative working capital of $3,346,348 and an accumulated deficit of $28,389,628.

As of September 30, 2020, we had $51,320 in cash, negative working capital of $2,199,340 and an accumulated deficit of $27,583,363.

Cash flows used in operating activities

During the year ended September 30, 2021, we used cash from operating activities of $925,191, compared to $1,004,993 used in the year ended September 30, 2020. During the year ended September 30, 2021, we incurred a net loss of $1,326,817 and had non-cash expenses of $337,917, compared to a net loss of $2,502,375 and non-cash expenses of $1,560,722 during the year ended September 30, 2020.

Cash flows used in investing activities

During the years ended September 30, 2021 and 2020, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the year ended September 30, 2021, we had proceeds of $905,950 from loans payable from officers and shareholders. During the year ended September 30, 2020, we had proceeds of $796,000 from loans payable from officers and shareholders, $37,166 from a U.S. SBA loan and $170,000 from contributions of capital by its joint venture partners.

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

Employees

We currently employ our executive officers and as of September 30, 2021, PSI had eight employees and had several independent contractors.

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

Our consolidated financial statements are contained in pages F-1 through F-17 which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of September 30, 2021.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are (i) The Company does not have an independent audit committee; (ii) the Company does not have written documentation of its internal control policies and procedures; (iii) The Company does not have sufficient segregation of duties within its accounting functions; (iv) The Company has insufficient full-time personnel with an appropriate level of current U.S. GAAP and SEC reporting requirements to timely meet regulatory filing requirements, and (v) The Company had ineffective controls over our financial statement close and reporting process and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

The Company is committed to remediating its material weaknesses as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date

Calvin R. O’Harrow	72	Chief Executive Officer, Chief Operating Officer, Director	May 2018

Douglas W. Samuelson	62	Chief Financial Officer	Feb 2018

Paul D. Jones	77	Director, President	Dec 2017

Thomas E. Scott	64	Director, Secretary	Dec 2017

William E. Kingsford	78	Director	Dec 2017

Roy M. Harsch	75	Director, Chairman	Dec 2017

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

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

Name and Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Calvin R. O’Harrow	2021	-	-	-	-	-	-	-
Chief Executive Officer, Director	2020	-	-	-	127,500	-	-	-

Douglas W. Samuelson	2021	-	-	40,000	-	-	-	-
Chief Financial Officer	2020	-	-	112,800	-	-	-	-

Paul D. Jones	2021	-	-	20,000	-	-	-	-
Director, President	2020	-	-	60,000	-	-	-	-

Thomas E. Scott	2021	-	-	40,000	-	-	-	-
Director, Secretary	2020	-	-	135,000	-	-	-	-

William E. Kingsford	2021	-	-	20,000	-	-	-	-
Director	2020	-	-	60,000	-	-	-	-

Roy M. Harsch	2021	-	-	30,000	-	-	-	-
Director, Chairman	2020	-	-	82,500	-	-	-	-

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)(3)	Options to Acquire Number of Shares (2)(4)	Warrants to Acquire Number of Shares (2)(5)	Number of Shares Inclusive of Options and Warrants	Percentage (%) of Security Ownership
Calvin R. O’Harrow, CEO, COO and Director	9,183,000	-	-	9,183,000	7.4%

Douglas W. Samuelson, CFO	4,020,000	-	-	4,020,000	3.2%

Paul D. Jones, President, Director	3,388,305	-	-	3,388,305	2.7%

Thomas E. Scott, Secretary, Director	4,099,710	-	-	4,099,710	3.3%

William E. Kingsford, Director	3,683,778	-	-	3,683,778	3.0%

Roy M. Harsch, Director, Chairman	3,803,254	-	-	3,803,254	3.1%

Officers and Directors as a group	28,178,047	-	-	28,178,047	22.7%

Total issued and outstanding	123,877,077	5,277,738	32,032,075	161,186,890	100.00%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Wellness Center USA, Inc., 145 E. University Boulevard, Tucson, AZ 85705.
(2)	Includes, where applicable, shares of common stock issuable upon the exercise of options or warrants to acquire common stock held by such person that may be exercised within sixty (60) days after September 30, 2021. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power and in which they are issuable within sixty (60) days after September 30, 2021. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.
(3)	Excludes shares of common stock issuable only upon the sale or merger of the Company. During the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock to its Officers and Directors, all of which will only be issued upon the sale or merger of the Company.
(4)	During the year ended September 30, 2021, the Company’s CEO cancelled all of his outstanding stock options in exchange for the issuance of restricted shares of the Company’s common stock, all of which will only be issued upon the sale or merger of the Company (see 3 above).
(5)	During the year ended September 30, 2021, the Company’s principal shareholders cancelled all of their outstanding stock warrants in exchange for the issuance of restricted shares of the Company’s common stock, all of which will only be issued upon the sale or merger of the Company (see 3 above).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of September 30, 2020, loans payable from officers and shareholders of $1,165,250 were outstanding. During the year ended September 30, 2021, the Company and its subsidiary, PSI, borrowed $905,950 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. As of September 30, 2021, loans payable to officers and shareholders of $2,055,378 were outstanding and $1,165,250 was past due.

Director Independence

Currently, the Company does not have a policy that its directors or a majority of its directors be independent of management. The Company intends to implement a policy that a majority of the Board members be independent of the Company’s management as the members of the board of director’s increases.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended September 30, 2021 and 2020:

	2021	2020

Fees
Audit fees	$90,000	$90,000
Audit Related Fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total Fees	$90,000	$90,000

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

WELLNESS CENTER USA, INC.

Date: February 15, 2022	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: February 15, 2022	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin R. O’Harrow	Chief Executive Officer, Chief Operating Officer, Director	February 15, 2022
Calvin R. O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer, Chief Accounting Officer	February 15, 2022
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	February 15, 2022
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	February 15, 2022
Thomas E. Scott

/s/ William E. Kingsford	Director	February 15, 2022
William E. Kingsford

/s/ Roy M. Harsch	Director	February 15, 2022
Roy M. Harsch

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Wellness Center USA, Inc.

September 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wellness Center USA, Inc.

Tuczon, AZ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wellness Center USA, Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a shareholders’ deficit at September 30, 2021, and incurred a net loss and utilized cash in operating activities during the year ended September 30, 2021. In addition, as of September 30, 2021, certain notes payable to officers and shareholders and payroll taxes were past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Lease Settlement Liability

As described in Note 5 to the consolidated financial statements, at September 30, 2021, the Company has recorded a lease settlement liability for $672,878.

We identified the assessment of the Company’s estimate of the lease settlement liability as a critical audit matter because of significant judgment by management when assessing the amount of the Company’s obligation, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures associated with the lease settlement liability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating management’s determination of the lease settlement liability, including determining the likelihood of the Company meeting its payment obligation, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with external legal counsel, examining the settlement agreement, evaluating the reasonableness of management’s assessment, and evaluating the sufficiency of the Company’s disclosures related to lease settlement liability.

Inventory Reserve

As described in Note 1 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on first-in, first-out (“FIFO”) basis. The Company also determines a reserve for inventory . Factors considered in the determination of reserve include current and anticipated demand, and considers historical usage, known trends, inventory age, and market conditions. At September 30, 2021, the balance of inventory and inventory reserves were $224,000 and $174,000, respectively

We identified the reserve for inventory as a critical audit matter, because of the significant judgment by management in estimating the reserve, and the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the reasonableness of the significant assumptions used in developing the reserve.

The primary procedures we performed to address this critical audit matter included evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage by considering historic sales activity and sales forecast, testing the completeness, accuracy, and relevance of the underlying data used in management’s estimates, developing an independent expectation of the inventory reserve using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements, and testing inventory write-off activity subsequent to September 30, 2021, to discern whether there were any indications that the reserve for inventory may be understated.

We have served as the Company’s auditor since 2016.

Weinberg & Company, P.A.

Los Angeles, California

February 14, 2022

Wellness Center USA, Inc.

Consolidated Balance Sheets

	September 30,
	2021	2020
ASSETS
Current Assets
Cash	$32,079	$51,320
Inventories, net	50,000	94,560
Prepaid expenses and other current assets	-	500
Total Current Assets	82,079	146,380

Right of use asset	-	6,961
Total Other Assets	-	6,961

TOTAL ASSETS	$82,079	$153,341

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$624,337	$408,297
Payroll taxes payable, past due	75,834	92,334
Lease liability	-	6,961
Lease settlement liability	672,878	672,878
Loans payable from officers and shareholders, including $1,165,250 past due at September 30, 2021 - net of debt discount of $15,822 in 2021	2,055,378	1,165,250
Total Current Liabilities	3,428,427	2,345,720

Long-term Liabilities
U.S. Small Business Administration PPP loan payable	-	37,166
Total Liabilities	3,428,427	2,382,886

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 123,877,077 and 118,252,077 shares issued and outstanding, respectively	123,877	118,252
Additional paid-in capital	25,258,005	25,053,616
Accumulated deficit	(28,389,628)	(27,583,363)
Total Wellness Center USA shareholders’ deficit	(3,007,746)	(2,411,495)

Non-controlling interest	(338,602)	181,950
Total Shareholder’s deficit	(3,346,348)	(2,229,545)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$82,079	$153,341

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Operations

	Years Ended
	September 30,
	2021	2020

Trade sales	$239,962	$5,000

Cost of goods sold	228,580	-

Gross profit	11,382	5,000

Operating expenses	1,239,238	1,926,594

Loss from operations	(1,227,856)	(1,921,594)

Other income (expenses):
Forgiveness of U.S. Small Business Administration PPP loan payable	37,166	-
Debt discount amortization	(1,678)	-
U.S. federal government COVID-19 grant	-	4,000
Financing costs	-	(43,815)
Cost of stock option modifications	-	(22,680)
Cost of stock warrant modification	-	(507,265)
Interest expense	(134,449)	(67,861)
Gain on debt forgiveness	-	56,840
Total other income (expenses)	(98,961)	(580,781)

NET LOSS	(1,326,817)	(2,502,375)

Net loss attributable to non-controlling interest	520,552	281,299

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(806,265)	(2,221,076)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	120,944,817	110,486,481

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Shareholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2019	107,497,077	$107,497	$23,777,647	$(25,362,287)	$(1,477,143)	$393,149	$(1,083,994)

Fair value of vested stock options	-	-	263,414	-	263,414	-	263,414

Fair value of common stock issued for services to officers and directors	9,895,000	9,895	286,955	-	296,850	-	296,850

Fair value of common stock issued for services to consultants	285,000	285	22,515	-	22,800	-	22,800

Fair value of warrants issued upon conversion of loan payable from shareholder	-	-	43,815	-	43,815	-	43,815

Cost of stock option modifications	-	-	22,680	-	22,680	-	22,680

Cost of stock warrant modification	-	-	507,265	-	507,265	-	507,265

Conversion of loan payable from shareholder into common shares	575,000	575	29,425	-	30,000	-	30,000

Contribution of capital by joint venture partner	-	-	99,900	-	99,900	70,100	170,000

Net loss for the year ended September 30, 2020	-	-	-	(2,221,076)	(2,221,076)	(281,299)	(2,502,375)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	21,764	-	21,764	-	21,764

Fair value of common stock issued for services to officers and directors	5,275,000	5,275	165,475	-	170,750	-	170,750

Fair value of common stock issued with note payable	350,000	350	17,150	-	17,500	-	17,500

Net loss for the year ended September 30, 2021	-	-	-	(806,265)	(806,265)	(520,552)	(1,326,817)

Balance, September 30, 2021	123,877,077	$123,877	$25,258,005	$(28,389,628)	$(3,007,746)	$(338,602)	$(3,346,348)

The accompanying notes are an integral part of these consolidated financial statements.

Wellness Center USA, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,326,817)	$(2,502,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,562
Gain on debt forgiveness	-	(56,840)
Gain on forgiveness of U.S. SBA PPP loan payable	(37,166)	-
Amortization of right-of-use asset	6,961	20,880
Amortization of debt discount	1,678	-
Provision for excess and slow moving inventories	173,930	-
Fair value of common shares issued for services	170,750	319,650
Fair value of stock options issued for services	21,764	263,414
Fair value of warrants issued upon conversion of loan payable from shareholder		43,815
Loss on abandonment of lease		438,296
Loss on modification of conversion price on convertible note payable		22,680
Cost of warrant modification	-	507,265
Changes in Assets and Liabilities
(Increase) Decrease in:
Inventories	(129,370)	(39,560)
Prepaid expenses and other assets	500	(500)
(Decrease) Increase in:
Accounts payable and accrued expenses	216,040	8,100
Payroll taxes payable	(16,500)	(10,500)
Lease liability	(6,961)	(20,880)
Net cash used in operating activities	(925,191)	(1,004,993)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	905,950	796,000
Proceeds from U.S. Small Business Administration PPP loan payable	-	37,166
Contribution of capital by joint venture partner	-	170,000
Net cash provided by financing activities	905,950	1,003,166

Net decrease in cash	(19,241)	(1,827)

Cash beginning of year	51,320	53,147
Cash end of year	$32,079	$51,320

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Debt discount on issuance of convertible note payable	$17,500	$-
Initial recognition of right-of-use assets and operating lease
liabilities upon adoption of ASC Topic 842	$-	$27,841
Reclassification of prepaid expenses to inventories	$-	$55,000
Conversion of loan payable from shareholder into common shares	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 and 2020

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

The Company currently operates in the following business segments: (i) distribution of targeted Ultraviolet (“UV”) phototherapy devices for dermatology and sanitation purposes; and (ii) authentication and encryption products and services. The segments are operated, respectively, through PSI and SCI.

COVID-19 Considerations

During the year ended September 30, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the customers who purchase our products.

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

Through September 30, 2021, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through September 30, 2021, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the year ended September 30, 2021, the Company incurred a net loss of $1,326,817 and used cash in operations of $925,191, and had a shareholders’ deficit of $3,346,348 as of September 30, 2021. In addition, loans payable of $1,165,250 and payroll taxes of $75,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2021, the Company had cash on hand in the amount of $32,079. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the year ended September 30, 2021, the Company received $905,950 through short-term loans from officers and shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at September 30, 2020		Attributable interest at September 30, 2021
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51	% (1)	51	% (1)
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%		100%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	32%		32%

(1)	- Effective April 30, 2020, the Company’s 51% interest in NEO was converted into a 51% interest in PSI.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the year ended September 30, 2021 and 2020, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2021 and 2020, the dilutive impact of outstanding stock options of 5,277,738 and 14,127,738 shares, respectively, and outstanding warrants for 32,032,075 and 67,634,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company sells its products through two main sales channels: 1) directly to customers who use its products (the “Direct Channel”) and 2) to distribution partners who resell its products (the “Indirect Channel”).

Under the Direct Channel, the Company sells its products to and receives payment directly from customers who purchase its products. Under the Indirect Channel, the Company has entered into distribution agreements that allow the distributors to sell its products and fulfill performance obligations under the agreements. During the years ended September 30, 2021 and 2020, all of the Company’s products were sold through its Direct Channel.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is generally recognized upon shipment or when a service has been completed, unless the Company has significant performance obligations for services still to be completed. The Company recognizes revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at September 30, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At September 30, 2021, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At September 30, 2021, the Company recorded a reserve of $173,930 for excess and slow moving inventories. At September 30, 2020, no reserve was recorded for excess, slow moving or obsolete inventory.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company adopted ASC 842 on October 1, 2019. There was no cumulative-effect adjustment to accumulated deficit.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2021 and 2020.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the years ended September 30, 2021 and 2020, PSI recorded a loss of $746,433 and $333,809, respectively, relating to its operations, of which $365,752 and $163,556, respectively, was allocated to the non-controlling interest.

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

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the year ended September 30, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the years ended September 30, 2021 and 2020, Protec recorded a loss of $271,131 and $172,174, respectively, of which $185,399 and $117,732, respectively, was allocated to the non-controlling interests.

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

The fair value of the Company’s common stock option and warrant grants are estimated using a Black-Scholes Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, estimated forfeitures and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model and based on actual experience. The assumptions used in the Black-Scholes Merton option pricing model could materially affect compensation expense recorded in future periods.

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

As of September 30, 2020, loans payable from officers and shareholders of $1,165,250 were outstanding. During the year ended September 30, 2021, the Company and its subsidiary, PSI, borrowed $905,950 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance. In connection with a loan in the amount of $25,000, the Company awarded the lender 350,000 shares of its common stock, valued at $17,500 on the date of grant. The Company recorded the fair value of the shares as a discount to the debt, which will be amortized over the life of the loan. During the year ended September 30, 2021, the Company amortized $1,678 of the debt discount and the balance of the unamortized discount at September 30, 2021 was $15,822.

As of September 30, 2021, loans payable to officers and shareholders of $2,055,378 were outstanding and $1,165,250 was past due.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the year ended September 30, 2020, the Company’s subsidiary, PSI, entered into a loan agreement for $37,166 with First Western Trust Bank pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan is unsecured, accrues interest at 1.0% and is due on April 23, 2022, and is guaranteed by the United States Small Business Administration (SBA). Beginning in October 2020, PSI is required to make monthly interest payments and all principal and unpaid interest is due in April 2022. If PSI meets certain criteria as defined in the agreement, the loan may be forgiven at which time the Company would recognize a gain on debt forgiveness. During the year ended September 30, 2021, the Company received notification from the SBA that its loan payable had been forgiven and the Company recognized a gain on debt forgiveness in the amount of $37,166. At September 30, 2021, no amount was due under the agreement.

NOTE 5 – LEASE LIABILITIES

Operating Lease

In February 2019, the Company’s PSI subsidiary entered into a 24-month non-cancellable lease for its office facilities that will require monthly payments of $1,850 through January 2021. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the lease as an operating lease and determined that the value of the lease asset and liability at the inception of the lease was $27,841, using a discount rate of 4.00%. During the year ended September 30, 2020, the Company made payments of $20,880 towards the lease liability. As of September 30, 2020, the value of the lease asset and liability was $6,961, respectively. During the year ended September 30, 2021, the Company made payments of $6,961 towards the lease liability. As of September 30, 2021, the lease liability was fully paid off.

ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense for the years ended September 30, 2021 and 2020 was $13,389 and $21,600, respectively. During the years ended September 30, 2021 and 2020, the Company reflected amortization of the right of use asset of $6,961 and $20,880, respectively, related to this lease, resulting in no net asset balance as of September 30, 2021.

Lease settlement liability

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

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging a failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE Litigation”). HHE sought at least $672,878 in base rent and other amounts under the lease, as well as treble damages from the Company’s ex-CEO and two past Directors who were serving on our Board as of the date of the lease. As of September 30, 2021, the Company has recorded the full amount of the judgement due.

On October 6, 2021, HHE and the Company settled the HHE Litigation pursuant to an agreement providing, among other things, that the Company agree to the entry of a final judgment order on the complaint in the amount of $725,795, which includes $657,194 in base rent awarded HHE by the Court on HHE’s Motion for Summary Judgment and the additional fees claimed by HHE and costs. HHE will forebear on the enforcement of the judgment and will provide the Company a satisfaction of the judgment upon the payment by the Company of $350,000, plus interest on the principal amount thereof outstanding from time to time at the rate of 5% per annum (the “Settlement Amount”), until the Settlement Amount is paid in full.

An initial payment of $125,000 was due January 1, 2022. The Company received a letter of default from HHE on January 20, 2022, which provided the Company 30 days to make the payment or HHE could seek collection of the Agreed Final Judgement Amount of $725,795. The Company made the payment of $125,000 on February 10, 2022. The balance of $225,000 will be paid over a five-year period beginning on January 1, 2023, as follows: January 1, 2023 – $15,000 plus accrued interest only; January 1, 2024 – $15,000 plus accrued interest only; January 1, 2025 – $45,000 plus accrued interest; January 1, 2026 – $75,000 plus accrued interest; and January 1, 2027 – $75,000 plus accrued interest.

As of September 30, 2021 and 2020, the Company has recorded a lease settlement liability of $672,878, and will adjust any remaining balance of the liability after the Company has completed the payment and satisfaction of the $350,000 Settlement Amount.

Other

Commencing on October 1, 2016, the Company’s wholly owned subsidiary, StealthCo, entered into a non-cancellable lease agreement to lease its office facilities in Oak Ridge, Tennessee. The term of the lease is five years and expires September 30, 2021. On January 6, 2020, the Company entered into an agreement with the owners to terminate the agreement effective January 1, 2020. Under the agreement, the Company agreed to pay $11,000 and abandon certain Company property as documented in the agreement. During the year ended September 30, 2020, the $11,000 was paid by the Company.

NOTE 6 – SHAREHOLDERS’ EQUITY

Authorized shares

On September 3, 2019, the Company’s Board of Directors unanimously approved the amendment of its Articles of Incorporation to increase the total authorized capital stock from 185,000,000 common shares to 200,000,000 common shares. As of September 18, 2019, holders of a majority of the outstanding shares of voting capital stock executed written stockholder consents approving this action and the Company amended its Articles of Incorporation through a filing of a Certificate of Amendment on October 11, 2019. Holders of shares of common stock have full voting rights, one vote for each share held of record. Shareholders are entitled to receive dividends as may be declared by the Board out of funds legally available therefore and share pro rata in any distributions to shareholders upon liquidation. Shareholders have no conversion, pre-emptive or subscription rights. All outstanding shares of common stock are fully paid and non-assessable. As of September 30, 2021 and 2020, there were 123,877,077 and 118,252,077 shares of common stock issued and outstanding, respectively.

Common Shares Issued for Services to Consultants

During the year ended September 30, 2020, the Company issued 285,000 shares of its common stock valued at $22,800 for services provided by PSI consultants. The shares were valued at the trading price of the common stock at the date of issuance and were recorded as compensation expense during the year ended September 30, 2020.

Restricted Stock Grants to Officers and Directors

During the year ended September 30, 2020, the Company’s Board of Directors approved the issuance of a combined total of 20,170,000 restricted shares of the Company’s common stock to its Officers and Directors. A total of 7,120,000 shares vested in April 2020, while 1,800,000 vested monthly from April 2020 through March 2021, and 11,250,000 will vest monthly from April 2020 through March 2023. Of the 13,050,000 shares that vest over time, a total of 2,775,000 shares vested during the year ended September 30, 2020 and a total of 4,650,000 shares vested during the year ended September 30, 2021.

During the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 3,750,000 restricted shares of the Company’s common stock to its Officers and Directors, all of which will vest monthly from April 2021 through March 2024. A total of 625,000 shares vested during the year ended September 30, 2021.

During the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock to its Officers and Directors, all of which will only be issued upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months. In relation to that grant, a total of 16,093,018 warrant shares held by the Officers and Directors were cancelled (see Stock Warrants below).

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2019	-	$-	$-
Granted	20,170,000	605,100	0.03
Vested	(9,895,000)	(296,850)	0.03
Forfeited	-	-	-
Non-vested, September 30, 2020	10,275,000	308,250	0.03
Granted	3,750,000	187,500	0.05
Vested	(5,275,000)	(170,750)	0.03
Forfeited	-	-	-
Non-vested, September 30, 2021	8,750,000	$325,000	$0.04

During the years ended September 30, 2021 and 2020, the Company recorded $170,750 and $296,850, respectively, of stock compensation for the value of restricted common stock vesting during the period, and as of September 30, 2021, unvested compensation of $325,000 remained that will be amortized over the remaining vesting period.

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

The table below summarizes the Company’s stock option activities for the year ended September 30, 2021:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	15,237,738	$0.03 - 2.00	$0.28
Granted	5,000,000	0.04 – 0.09	0.05
Cancelled	(4,910,000)	0.14 – 0.30	0.14
Exercised	-	-	-
Expired	(1,200,000)	0.11 - 0.25	0.15
Balance, September 30, 2020	14,127,738	0.03 - 2.00	0.23
Granted	-	-	-
Cancelled	(7,262,500)	0.04 – 0.40	0.06
Exercised	-	-	-
Expired	(1,587,500)	0.11 - 2.00	1.29
Balance, September 30, 2021	5,277,738	$0.03 - 0.26	$0.15
Vested and exercisable, September 30, 2021	5,277,738	$0.03 - 0.26	$0.15

Unvested, September 30, 2021	-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.26	5,277,738	1.58	$0.15	-	-	$-

$$0.03 - 0.26	5,277,738	1.58	$0.15	-	-	$-

Stock Option Activity during the Fiscal Year Ended September 30, 2020

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

The assumptions used for all of the options granted during the year ended September 30, 2020 are as follows:

Exercise price	$0.04 - $0.09
Expected dividends	-
Expected volatility	157.6% – 197.0%
Risk free interest rate	0.17% - 1.60%
Expected life of options	2.5

Stock Option Activity during the Fiscal Year Ended September 30, 2021

During the year ended September 30, 2021, the Company’s Board of Directors approved the cancellation of 6,050,000 option shares held the Company’s Chief Executive Officer (CEO) and replaced them with a grant of 6,050,000 option shares that will only be granted upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months.

During the years ended September 30, 2021 and 2020, the Company recorded $21,764 and $263,414, respectively, of stock compensation for the value of options vesting during the period, and as of September 30, 2021, no unvested compensation remained that will be amortized over the remaining vesting period.

The total aggregate intrinsic value for option shares outstanding at September 30, 2021 was $625. As of September 30, 2021, there were 24,722,262 shares of stock options remaining available for issuance under the 2010 Plan.

Stock Warrants

The table below summarizes the Company’s warrants activities for the year ended September 30, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2019	66,484,049	$0.12 - 0.40	$0.17
Granted	1,150,000	0.07	0.07
Cancelled	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, September 30, 2020	67,634,049	0.07 - 0.40	0.16
Granted	-	-	-
Cancelled	(16,093,018)	0.12 - 0.18	0.15
Exercised	-	-	-
Expired	(19,508,956)	0.15 - 0.25	0.18
Balance, September 30, 2021	32,032,075	$0.07 - 0.40	$0.16
Vested and exercisable, September 30, 2021	32,032,075	$0.07 - 0.40	$0.16

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 – 0.20	31,082,075	1.76	$0.16	31,082,075	1.76	$0.16
0.21 – 0.40	950,000	1.67	0.33	950,000	1.67	0.33

$ 0.12 – 0.40	32,032,075	1.76	$0.16	32,032,075	1.76	$0.16

During the year ended September 30, 2020, in connection with the conversion of a loan payable, the Company issued a warrant to purchase 1,150,000 shares with an exercise price of $0.07 per share with a fair value of $43,815. The warrant expires five years from the date of grant.

Effective January 1, 2020, the Company’s Board of Directors approved the extension of the Company’s unexpired stock warrants as of December 31, 2019, by an additional one-year period. This change affected approximately 66,000,000 warrant shares including approximately 20,000,000 warrant shares that were set to expire by the year ending September 30, 2020. The 66,000,000 warrant shares had exercise prices ranging from $0.12 per share to $0.40 per share. The incremental fair value of the warrants resulting from modification was $507,265 and was recognized as an expense during the year ended September 30, 2020.

During the year ended September 30, 2021, the Company’s Board of Directors approved the cancellation of 16,093,018 warrant shares held by the Company’s Officers and Directors. See Restricted Stock Grants above relating to this cancellation.

There was no aggregate intrinsic value for warrant shares outstanding at September 30, 2021.

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

The detailed segment information of the Company is as follows:

Assets By Segment

	September 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$12,887	$15,594	$3,598	$32,079
Inventories	-	50,000	-	50,000
Total current assets	12,887	65,594	3,598	82,079

TOTAL ASSETS	$12,887	$65,594	$3,598	$82,079

Operations by Segment for the Years Ended September 30, 2021 and 2020

	For the Year Ended
	September 30, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$239,962	$-	$239,962

Cost of goods sold	-	228,580	-	228,580

Gross profit	-	11,382	-	11,382

Operating expenses	211,641	1,009,598	17,999	1,239,238

Loss from operations	$(211,641)	$(998,216)	$(17,999)	$(1,227,856)

	For the Year Ended
	September 30, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$-	$5,000	$5,000

Cost of goods sold	-	-	-	-

Gross profit	-	-	5,000	5,000

Operating expenses	1,004,477	852,542	69,575	1,926,594

Loss from operations	$(1,004,477)	$(852,542)	$(64,575)	$(1,921,594)

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

The Company continues efforts to preserve revenue and reduce operating expenses through actions including, but not limited to, facilities consolidation and staff reductions, which it hopes to implement through negotiated transactions with lessors, employees and other third parties. Such actions may result in disputes with and claims by such parties which, if not resolved through negotiations, may impact negatively the Company’s ability to continue as a going concern. To date, the Company has negotiated settlement of all ex-employee wage and benefits claims except for the claim filed with the Illinois Department of Labor asserting a violation of the Illinois Wage Payment and Collection Act by the Company’s former CEO. That claim alleges unpaid wages in the amount of $158,715 and unpaid vacation pay in the amount of $20,833 for a total amount of $179,548, as well as certain statutory damages including, but not limited to, 2% of the wages due per month plus attorneys’ fees if the ex-CEO elects to file suit for a violation of the Act and is successful in obtaining a judgment on his claim. The Company has filed its response to such claim with the Department denying the substantive allegations therein and asserting certain factual and legal defenses, including breach of fiduciary duty, as a bar to all claimed compensation. The claim remains pending, but as the date hereof, no suit has been filed against the Company asserting a violation of the Act based on said claim.

As discussed in Note 5, on or about June 29, 2020, HHE filed case number 2020L006092 in the Circuit Court of Cook County alleging failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE litigation”). HHE sought at least $672,888 in base rent and other amounts under the lease, as well as treble damages from our ex-CEO and two past Directors who were serving on our Board as of the date of the lease. On October 6, 2021, HHE and the Company agreed to a settlement on the terms discussed in Note 5 above. On February 10, 2022, the initial payment of $125,000 was paid to HHE (see Note 5).

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment.

NOTE 9 – INCOME TAXES

At September 30, 2021, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $21 million that may be offset against future taxable income through 2041. No tax benefit has been reported with respect to these net operating loss (NOL) carryforwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,300,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of September 30, 2021, and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	September 30, 2021	September 30, 2020

Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(4.0)%	(4.0)%
Change in valuation allowance	25.0%	25.0%
Income taxes at effective income tax rate	-%	-%

The components of deferred taxes consist of the following at September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Net operating loss carryforwards	$5,367,250	$5,117,750
Less: Valuation allowance	(5,367,250)	(5,117,750)
Net deferred tax assets	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company borrowed $326,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

On October 6, 2021, the Company and a former landlord (“HHE”) agreed to a settlement agreement providing, among other things, that HHE will provide the Company a satisfaction of the judgment upon the payment by the Company of $350,000, plus interest. An initial payment of $125,000 was due January 1, 2022. On February 10, 2022, the initial payment of $125,000 was paid to HHE (see Note 5).

