Form 10-Q
period 2021-12-31
Wellness Center USA, Inc.
filed 2022-03-31
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of December 31, 2021 was 125,177,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

DECEMBER 31, 2021

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$15,960	$32,079
Accounts receivable	956	-
Inventories, net	24,000	50,000
Total Current Assets	40,916	82,079

TOTAL ASSETS	$40,916	$82,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$682,708	$624,337
Payroll taxes payable, past due	71,334	75,834
Lease abandonment liability	672,878	672,878
Loans payable from officers and shareholders, including $1,451,250 past due at December 31, 2021 - net of debt discount of $11,447 and $15,822, respectively	2,111,753	2,055,378
Total Current Liabilities	3,538,673	3,428,427

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 125,127,077 and 123,877,077 shares issued and outstanding, respectively	125,127	123,877
Additional paid-in capital	25,300,505	25,258,005
Accumulated deficit	(28,521,841)	(28,389,628)
Total Wellness Center USA shareholders’ deficit	(3,096,209)	(3,007,746)

Non-controlling interest	(401,548)	(338,602)
Total Shareholder’s deficit	(3,497,757)	(3,346,348)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,916	$82,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	December 31,
	2021	2020
	(Unaudited)

Trade sales	$164,552	$90,499

Cost of goods sold	26,000	80,100

Gross profit	138,552	10,399

Operating expenses	287,749	308,541

Loss from operations	(149,197)	(298,142)

Other expenses:
Interest expense	(41,587)	(26,158)
Amortization of debt discount	(4,375)	-
Total other expenses	(45,962)	(26,158)

NET LOSS	(195,159)	(324,300)

Net loss attributable to non-controlling interest	62,946	143,602

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	$(132,213)	$(180,698)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	124,502,077	118,960,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, September 30, 2021	123,877,077	$123,877	$25,258,005	$(28,389,628)	$(3,007,746)	$(338,602)	$(3,346,348)

Fair value of common stock issued for services to officers and directors	1,250,000	1,250	42,500	-	43,750	-	43,750

Net loss for the three months ended December 31, 2021	-	-	-	(132,213)	(132,213)	(62,946)	(195,159)

Balance, December 31, 2021 (unaudited)	125,127,077	$125,127	$25,300,505	$(28,521,841)	$(3,096,209)	$(401,548)	$(3,497,757)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	10,882	-	10,882	-	10,882

Fair value of common stock issued for services to officers and directors	1,387,500	1,387	40,238	-	41,625	-	41,625

Net loss for the three months ended December 31, 2020	-	-	-	(180,698)	(180,698)	(143,602)	(324,300)

Balance, December 31, 2020 (unaudited)	119,639,577	$119,639	$25,104,736	$(27,764,061)	$(2,539,686)	$38,348	$(2,501,338)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2021	2020
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(195,159)	$(324,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	5,348
Amortization of debt discount	4,375	-
Provision for excess and slow moving inventories	-	50,000
Fair value of common shares issued for services	43,750	41,625
Fair value of stock options issued for services	-	10,882
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(956)	(23,989)
Inventories	26,000	(89,962)
(Decrease) Increase in:
Accounts payable and accrued expenses	58,371	72,447
Payroll taxes payable	(4,500)	(4,500)
Lease liability	-	(5,348)
Net cash used in operating activities	(68,119)	(267,797)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	52,000	295,000
Net cash provided by financing activities	52,000	295,000

Net increase (decrease) in cash	(16,119)	27,203

Cash beginning of period	32,079	51,320
Cash end of period	$15,960	$78,523

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosures:
Initial recognition of right-of-use assets and operating lease
Initial recognition of right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842	$-	$27,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

COVID-19 Considerations

During the three months ended December 31, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the customers who purchase our products.

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

Through December 31, 2021, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through December 31, 2021, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2021, the Company incurred a net loss of $195,159 and used cash in operations of $68,119, and had a shareholders’ deficit of $3,497,757 as of December 31, 2021. In addition, loans payable of $1,451,250 and payroll taxes of $71,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $15,960. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2021, the Company received $52,000 through short-term loans from officers and shareholders.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at December 31, 2021
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51%
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	32%

All intercompany transactions are eliminated upon Consolidation. The non-controlling interests of our subsidiaries where we have operational control have been segregated on the accompanying financial statements.

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three months ended December 31, 2021 and 2020, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At December 31, 2021 and 2020, the dilutive impact of outstanding stock options of 4,777,738 and 12,665,238 shares, respectively, and outstanding warrants for 31,454,297 and 67,634,049 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Under the Direct Channel, the Company sells its products to and receives payment directly from customers who purchase its products. Under the Indirect Channel, the Company has entered into distribution agreements that allow the distributors to sell its products and fulfill performance obligations under the agreements. During the three months ended December 31, 2021 and 2020, all of the Company’s products were sold through its Direct Channel.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is generally recognized upon shipment or when a service has been completed, unless the Company has significant performance obligations for services still to be completed. The Company recognizes revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at December 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At December 31, 2021, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2021 and September 30, 2021, the Company recorded a reserve of $173,930 for excess and slow moving inventories.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after October 1, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2021, loans payable to officers and shareholders of $2,055,378 were outstanding and $1,165,250 was past due. During the three months ended December 31, 2021, the Company and its subsidiary, PSI, borrowed $52,000 from its officers and shareholders. The loans have an interest rate of eight percent per annum and are due one year from the date of issuance. As of December 31, 2021, loans payable to officers and shareholders of $2,111,753 were outstanding and $1,451,250 was past due.

During the year ended September 30, 2021, in connection with a loan in the amount of $25,000, the Company awarded the lender 350,000 shares of its common stock, valued at $17,500 on the date of grant. The Company recorded the fair value of the shares as a discount to the debt, which will be amortized over the life of the loan. During the year ended September 30, 2021, the Company amortized $1,678 of the debt discount and the balance of the unamortized discount at September 30, 2021 was $15,822. During the three months ended December 31, 2021, the Company amortized $4,375 of the debt discount and the balance of the unamortized discount at December 31, 2021 was $11,447.

NOTE 4 – LEASE LIABILITIES

Lease settlement liability

The Company leased its corporate office facility in Hoffman Estates, Illinois pursuant to a non-cancellable lease initiated in July 2016 and expiring February 28, 2024. The lease terms require a monthly payment of approximately $11,000. The Company vacated the facility in April 2020, in favor of its present facilities in Tucson AZ, which are provided by a shareholder on a rent-free basis. At the date of vacation, the Company had a remaining lease obligation of $631,587.

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging a failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE Litigation”). HHE sought at least $672,878 in base rent and other amounts under the lease, as well as treble damages from the Company’s ex-CEO and two past Directors who were serving on our Board as of the date of the lease. As of December 31, 2021, the Company has recorded the full amount of the judgement due.

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

As of December 31, 2021, the Company has recorded a lease settlement liability of $672,878 and will adjust any remaining balance of the liability after the Company has completed the payment and satisfaction of the $350,000 Settlement Amount.

NOTE 5 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants to Officers and Directors

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2021	8,750,000	$325,000	$0.03
Granted	-	-	-
Vested	(1,250,000)	(43,750)	0.04
Forfeited	-	-	-
Non-vested, December 31, 2021	7,500,000	$281,250	$0.04

During the three months ended December 31, 2021, the Company recorded $43,750 of stock compensation for the value of vested restricted common stock, and as of December 31, 2021, unvested compensation of $281,250 remained that will be amortized over the remaining vesting period, through March 2024.

In addition to the above grants, during the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock to its Officers and Directors, all of which will only be issued upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months. The Company will account for the shares once they are granted to its Officers and Directors.

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

The table below summarizes the Company’s stock option activities for the three months ended December 31, 2021:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	5,277,738	$ 0.03 - 0.26	$0.15
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(500,000)	0.12	0.12
Balance, December 31, 2021	4,777,738	$ 0.03 - 0.26	$0.15
Vested and exercisable, December 31, 2021	4,777,738	$ 0.03 - 0.26	$0.15

Unvested, December 31, 2021	-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 -0.26	4,777,738	1.48	$0.15	4,777,738	1.48	$0.15

$0.03 -0.26	4,777,738	1.48	$0.15	4,777,738	1.48	$0.15

During the three months ended December 31, 2021, no stock compensation was recorded for the value of options vesting during the period, and as of December 31, 2021, no unvested compensation remained that will be amortized over the remaining vesting period.

As of December 31, 2021, there were 25,222,262 shares of stock options remaining available for issuance under the 2010 Plan. There was no aggregate intrinsic value for option shares outstanding at December 31, 2021.

Stock Warrants

The table below summarizes the Company’s warrants activities for the three months ended December 31, 2021:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	32,032,075	$0.07 - 0.40	$0.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(577,778)	0.15	0.15
Balance, December 31, 2021	31,454,297	$0.07 - 0.40	$0.16
Vested and exercisable, December 31, 2021	31,454,297	$0.07 - 0.40	$0.16

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2021:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.07 –0.20	30,504,297	1.55	$0.16	30,504,297	1.55	$0.16
0.21 –0.40	950,000	1.21	0.33	950,000	1.21	0.33

$0.07 –0.40	31,454,297	1.54	$0.16	31,454,297	1.54	$0.16

There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2021.

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

The detailed segment information of the Company is as follows:

Assets By Segment

	December 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$1,571	$12,086	$2,303	$15,960
Accounts receivable	-	956	-	956
Inventories	-	24,000	-	24,000
Total current assets	1,571	37,042	2,303	40,916

TOTAL ASSETS	$1,571	$37,042	$2,303	$40,916

Operations by Segment for the Three Months Ended December 31, 2021 and 2020

	For the Three Months Ended
	December 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$164,552	$-	$164,552

Cost of goods sold	-	26,000	-	26,000

Gross profit	-	138,552	-	138,552

Operating expenses	39,990	244,964	2,795	287,749

Loss from operations	$(39,990)	$(106,412)	$(2,795)	$(149,197)

	For the Three Months Ended
	December 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$90,499	$-	$90,499

Cost of goods sold	-	80,100	-	80,100

Gross profit	-	10,399	-	10,399

Operating expenses	49,109	256,471	2,961	308,541

Loss from operations	$(49,109)	$(246,072)	$(2,961)	$(298,142)

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. This amount is included in Accounts payable and accrued expenses on the accompanying Balance Sheets. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. Subsequent to December 31, 2021, the Company made the initial payment of $15,000.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company borrowed $254,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

On October 6, 2021, the Company and a former landlord (“HHE”) agreed to a settlement agreement providing, among other things, that HHE will provide the Company a satisfaction of the judgment upon the payment by the Company of $350,000, plus interest. An initial payment of $125,000 was due January 1, 2022. On February 10, 2022, the initial payment of $125,000 was paid to HHE (see Note 4).

In February 2022, the Company entered into a loan agreement with the U.S Small Business Association (SBA) in the amount of $304,700. The note accrues interest at 3.75% per annum and calls for monthly payments of $1,569 beginning in February 2024. The loan is secured by all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the three months ended December 31, 2021, PSI recorded a loss of $123,909 relating to its operations, of which $60,716 was allocated to the non-controlling interest.

As of September 30, 2020, GEN2 had received $975,000 of investments to contribute to NEO. Repayment of the $975,000 investment will begin through and upon the date which PSI has realized and retained cumulative net income/distributable cash in the amount of $300,000. The minority interest of PSI ownership consists of accredited investors, and investment participation of $750,000 from several WCUI officers and directors, including Calvin R. O’Harrow, William Kingsford and Roy M. Harsch.

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the three months ended December 31, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the three months ended December 31, 2021, Protec recorded a loss of $3,262, of which $2,231 was allocated to the non-controlling interests.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Revenue and Cost of Goods Sold

Revenue for the three months ended December 31, 2021 and 2020 was $164,552 and $90,499, respectively. Gross profit for the three months ended December 31, 2021 and 2020 was $138,552 and $10,399, respectively. The increase in revenues and gross profit in 2021 was due to the increase in revenues and gross profit at PSI, as there was no revenue at SCI for each period.

Operating Expenses

Operating expenses for the three months ended December 31, 2021 and 2020 were $287,749 and $308,541, respectively. The decrease in operating expenses in 2021 was due primarily to the slight decrease in operating expenses at PSI, primarily labor-related costs.

Other Expenses

Other expenses during the three months ended December 31, 2021 and 2020 consisted of $41,587 and $26,158 of interest expense, respectively, and debt discount amortization of $4,375 during the three months ended December 31, 2021.

Net Loss

Our net loss for the three months ended December 31, 2021 was $195,159, compared to a net loss of $324,300 for the three months ended December 31, 2020. The decrease in the net loss in 2021 was primarily due to the increase in sales and gross profit in 2021, and the decrease in operating expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Three Months Ended December 31, 2021 and 2020

	For the Three Months Ended
	December 31, 2021
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$164,552	$-	$164,552

Cost of goods sold	-	26,000	-	26,000

Gross profit	-	138,552	-	138,552

Operating expenses	39,990	244,964	2,795	287,749

Loss from operations	$(39,990)	$(106,412)	$(2,795)	$(149,197)

	For the Three Months Ended
	December 31, 2020
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$90,499	$-	$90,499

Cost of goods sold	-	80,100	-	80,100

Gross profit	-	10,399	-	10,399

Operating expenses	49,109	256,471	2,961	308,541

Loss from operations	$(49,109)	$(246,072)	$(2,961)	$(298,142)

Revenue for the Medical Devices segment for the three months ended December 31, 2021 and 2020 was $164,552 and $90,499, respectively. The increase in sales in 2021 was due to the launch of PSI’s new FDA approved medical device named Aurora. Gross profit during the three months ended December 31, 2021 and 2020 was $138,552 and $10,399, respectively. Operating expenses for the three months ended December 31, 2021 and 2020 was $244,964 and $256,471, respectively. The decrease in operating expenses in 2021 was primarily due to the decrease in labor-related costs. The loss from operations for the three months ended December 31, 2021 and 2020 was $106,412 and $246,072, respectively.

There was no revenue or cost of sales for the Authentication and Encryption segment for the three months ended December 31, 2021 and 2020. Operating expenses for the three months ended December 31, 2021 and 2020 was $2,795 and $2,961, respectively. The loss from operations for the three months ended December 31, 2021 and 2020 was $2,795 and $2,961, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended December 31, 2021 and 2020 was $39,990 and $49,109, respectively. The decrease in operating expenses in 2021 was due primarily to the decrease in professional fees. The loss from operations for the three months ended December 31, 2021 and 2020 was $39,990 and $49,109, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the three months ended December 31, 2021, the Company incurred a net loss of $195,159 and used cash in operations of $68,119, and had a shareholders’ deficit of $3,497,757 as of December 31, 2021. In addition, loans payable of $1,451,250 and payroll taxes of $71,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $15,960. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the three months ended December 31, 2021, the Company received $52,000 through short-term loans from officers and shareholders.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Comparison of three months ended December 31, 2021 and 2020

As of December 31, 2021, we had $15,960 in cash, negative working capital of $3,497,757 and an accumulated deficit of $28,521,841.

As of December 31, 2020, we had $78,523 in cash, negative working capital of $2,465,785 and an accumulated deficit of $27,764,061.

Cash flows used in operating activities

During the three months ended December 31, 2021, the Company used cash flows in operating activities of $68,119, compared to $267,797 used in the three months ended December 31, 2020. During the three months ended December 31, 2021, the Company incurred a net loss of $195,159 and $48,125 of non-cash expenses, compared to a net loss of $324,300 and $107,885 of non-cash expenses during the three months ended December 31, 2020.

Cash flows used in investing activities

During the three months ended December 31, 2021 and 2020, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the three months ended December 31, 2021, the Company had proceeds from loans payable from officers and shareholders of $52,000. During the three months ended December 31, 2020, the Company had proceeds from loans payable from officers and shareholders of $295,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on February 15, 2022. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the three months ended December 31, 2021.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. Subsequent to December 31, 2021, the Company made the initial payment of $15,000.

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

WELLNESS CENTER USA, INC.

Date: March 31, 2022	By:	/s/ Paul D. Jones
Paul D. Jones
President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: March 31, 2022	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	March 31, 2022
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	March 31, 2022
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	March 31, 2022
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	March 31, 2022
Thomas E. Scott

/s/ William E. Kingsford	Director	March 31, 2022
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	March 31, 2022
Roy M. Harsch

