Form 10-Q
period 2022-03-31
Wellness Center USA, Inc.
filed 2022-05-23
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 31, 2022 was 126,377,077.

FORM 10-Q

WELLNESS CENTER USA, INC.

MARCH 31, 2022

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$64,478	$32,079
Accounts receivable	956	-
Inventories, net	27,157	50,000
Total Current Assets	92,591	82,079

TOTAL ASSETS	$92,591	$82,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$662,395	$624,337
Payroll taxes payable, past due	66,834	75,834
Lease abandonment liability	547,878	672,878
Loans payable from officers and shareholders, including $1,816,250 past due at March 31, 2022 - net of debt discount of $7,072 and $15,822, respectively	2,230,128	2,055,378
Total Current Liabilities	3,507,235	3,428,427

U.S. SBA loan payable	304,600	-
Total Liabilities	3,811,835	3,428,427

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 126,377,077 and 123,877,077 shares issued and outstanding, respectively	126,377	123,877
Additional paid-in capital	25,343,005	25,258,005
Accumulated deficit	(28,699,761)	(28,389,628)
Total Wellness Center USA shareholders’ deficit	(3,230,379)	(3,007,746)

Non-controlling interest	(488,865)	(338,602)
Total Shareholder’s deficit	(3,719,244)	(3,346,348)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$92,591	$82,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Trade sales	$99,990	$51,650	$264,542	$142,149

Cost of goods sold	10,400	58,950	36,400	139,050

Gross profit (loss)	89,590	(7,300)	228,142	3,099

Operating expenses	310,702	362,218	598,451	670,759

Loss from operations	(221,112)	(369,518)	(370,309)	(667,660)

Other income (expenses):
Interest expense	(44,664)	(31,993)	(86,251)	(58,151)
Amortization of debt discount	(4,375)	-	(8,750)	-
Gain on settlement of debt	4,914	-	4,914	-
Total other expenses, net	(44,125)	(31,993)	(90,087)	(58,151)

NET LOSS	(265,237)	(401,511)	(460,396)	(725,811)

Net loss attributable to non-controlling interest	87,317	188,334	150,263	331,936

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(177,920)	(213,177)	(310,133)	(393,875)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	125,752,077	120,333,327	125,127,077	119,639,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non- controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, December 31, 2021 (unaudited)	125,127,077	$125,127	$25,300,505	$(28,521,841)	$(3,096,209)	$(401,548)	$(3,497,757)

Fair value of common stock issued for services to officers and directors	1,250,000	1,250	42,500	-	43,750	-	43,750

Net loss for the three months ended March 31, 2022	-	-	-	(177,920)	(177,920)	(87,317)	(265,237)

Balance, March 31, 2022 (unaudited)	126,377,077	$126,377	$25,343,005	$(28,699,761)	$(3,230,379)	$(488,865)	$(3,719,244)

Balance, September 30, 2021	123,877,077	$123,877	$25,258,005	$(28,389,628)	$(3,007,746)	$(338,602)	$(3,346,348)

Fair value of common stock issued for services to officers and directors	2,500,000	2,500	85,000	-	87,500	-	87,500

Net loss for the six months ended March 31, 2022	-	-	-	(310,133)	(310,133)	(150,263)	(460,396)

Balance, March 31, 2022 (unaudited)	126,377,077	$126,377	$25,343,005	$(28,699,761)	$(3,230,379)	$(488,865)	$(3,719,244)

Balance, December 31, 2020 (unaudited)	119,639,577	$119,639	$25,104,736	$(27,764,061)	$(2,539,686)	$38,348	$(2,501,338)

Fair value of vested stock options	-	-	10,882	-	10,882	-	10,882

Fair value of common stock issued for services to officers and directors	1,387,500	1,388	40,237	-	41,625	-	41,625

Net loss for the three months ended March 31, 2021	-	-	-	(213,177)	(213,177)	(188,334)	(401,511)

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	21,764	-	21,764	-	21,764

Fair value of common stock issued for services to officers and directors	2,775,000	2,775	80,475	-	83,250	-	83,250

Net loss for the six months ended March 31, 2021	-	-	-	(393,875)	(393,875)	(331,936)	(725,811)

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2022	2021
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(460,396)	$(725,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	6,961
Amortization of debt discount	8,750	-
Provision for excess and slow moving inventories	-	100,000
Fair value of common shares issued for services	87,500	83,250
Fair value of stock options issued for services	-	21,764
Gain on settlement of debt	(4,914)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(956)	(9,018)
Inventories	22,843	(137,933)
Prepaid expenses and other assets	-	500
(Decrease) Increase in:
Accounts payable and accrued expenses	42,972	109,567
Payroll taxes payable	(9,000)	(7,500)
Lease abandonment liability	(125,000)	-
Lease liability	-	(6,961)
Net cash used in operating activities	(438,201)	(565,181)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	326,000	660,000
Repayments of loans payable from officers and shareholders	(160,000)	-
Proceeds from SBA loan payable	304,600	-
Net cash provided by financing activities	470,600	660,000

Net increase in cash	32,399	94,819

Cash beginning of period	32,079	51,320
Cash end of period	$64,478	$146,139

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2022 and 2021

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

COVID-19 Considerations

During the six months ended March 31, 2022, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the customers who purchase our products.

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

Through March 31, 2022, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through March 31, 2022, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2022, the Company incurred a net loss of $460,396 and used cash in operations of $438,201, and had a shareholders’ deficit of $3,719,244 as of March 31, 2022. In addition, loans payable of $1,816,250 and payroll taxes of $66,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $64,478. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2022, the Company received $326,000 through short-term loans from officers and shareholders and $304,600 through a U.S. SBA loan payable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at March 31, 2022
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51%
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	32%

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

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended March 31, 2022 and 2021, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At March 31, 2022 and 2021, the dilutive impact of outstanding stock options of 4,427,738 and 12,602,738 shares, respectively, and outstanding warrants for 28,256,797 and 54,379,758 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

Under the Direct Channel, the Company sells its products to and receives payment directly from customers who purchase its products. Under the Indirect Channel, the Company has entered into distribution agreements that allow the distributors to sell its products and fulfill performance obligations under the agreements. During the six months ended March 31, 2022 and 2021, all of the Company’s products were sold through its Direct Channel.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at March 31, 2022 and September 30, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At March 31, 2022, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At March 31, 2022 and September 30, 2021, the Company recorded a reserve of $173,930 for excess and slow moving inventories.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2021, loans payable to officers and shareholders of $2,071,200 were outstanding and $1,165,250 was past due. During the six months ended March 31, 2022, the Company and its subsidiary, PSI, borrowed $326,000 from its officers and shareholders and repaid $160,000 of those loans. The loans have an interest rate of eight percent per annum and are due one year from the date of issuance. As of March 31, 2022, loans payable to officers and shareholders of $2,237,200 were outstanding and $1,816,250 was past due.

During the year ended September 30, 2021, in connection with a loan in the amount of $25,000, the Company awarded the lender 350,000 shares of its common stock, valued at $17,500 on the date of grant. The Company recorded the fair value of the shares as a discount to the debt, which will be amortized over the life of the loan. During the year ended September 30, 2021, the Company amortized $1,678 of the debt discount and the balance of the unamortized discount at September 30, 2021 was $15,822. During the three and six months ended March 31, 2022, the Company amortized $4,375 and $8,750, respectively, of the debt discount and the balance of the unamortized discount at March 31, 2022 was $7,072.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the six months ended March 31, 2022, the Company entered into a loan agreement with the U.S. Small Business Administration (SBA) under which the Company borrowed $304,600. The note accrues interest at 3.75% per annum and calls for monthly payments of $1,569 beginning in February 2024, and maturing in February 2052. The loan is secured by all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer. The balance of $304,600 was due as of March 31, 2022.

NOTE 5 – LEASE LIABILITIES

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

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging a failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE Litigation”). HHE sought at least $672,878 in base rent and other amounts under the lease, as well as treble damages from the Company’s ex-CEO and two past Directors who were serving on our Board as of the date of the lease. As of March 31, 2022, the Company has recorded the full amount of the judgement due.

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

As of September 30, 2021, the Company had recorded a lease settlement liability of $672,878. During the six months ended March 31, 2022, the Company made a payment of $125,000 towards the Settlement Amount and as of March 31, 2022, the Company has recorded a lease settlement liability of $547,878. The Company will adjust any remaining balance of the liability after it has completed the payment and satisfaction of the remaining $225,000 Settlement Amount.

NOTE 6 – SHAREHOLDERS’ EQUITY

Restricted Stock Grants

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2021	8,750,000	$325,000	$0.03
Granted	-	-	-
Vested	(2,500,000)	(87,500)	0.04
Forfeited	-	-	-
Non-vested, March 31, 2022	6,250,000	$237,500	$0.04

During the three and six months ended March 31, 2022, the Company recorded $43,750 and $87,500, respectively, of stock compensation for the value of vested restricted common stock, and as of March 31, 2022, unvested compensation of $237,500 remained that will be amortized over the remaining vesting period, through March 2024.

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

The table below summarizes the Company’s stock option activities for the six months ended March 31, 2022:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	5,277,738	$0.03 - 0.26	$0.15
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(850,000)	0.12 - 0.26	0.17
Balance, March 31, 2022	4,427,738	$0.03 - 0.26	$0.14
Vested and exercisable, March 31, 2022	4,427,738	$0.03 - 0.26	$0.14

Unvested, March 31, 2022	-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.26	4,427,738	1.33	$0.14	4,427,738	1.33	$0.14

$0.03 - 0.26	4,427,738	1.33	$0.14	4,427,738	1.33	$0.14

During the six months ended March 31, 2022, no stock compensation was recorded for the value of options vesting during the period, and as of March 31, 2022, no unvested compensation remained that will be amortized over the remaining vesting period.

As of March 31, 2022, there were 25,572,262 shares of stock options remaining available for issuance under the 2010 Plan. The intrinsic value for option shares outstanding at March 31, 2022 was $3,125.

Stock Warrants

The table below summarizes the Company’s warrants activities for the six months ended March 31, 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	32,032,075	$0.07 - 0.40	$0.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(3,775,278)	0.15	0.15
Balance, March 31, 2022	28,256,797	$0.07 - 0.40	$0.16
Vested and exercisable, March 31, 2022	28,256,797	$0.07 - 0.40	$0.16

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.07 – 0.20	27,306,797	1.47	$0.16	27,306,797	1.47	$0.16
0.21 – 0.40	950,000	0.96	0.33	950,000	0.96	0.33

$0.07 – 0.40	28,256,797	1.45	$0.16	28,256,797	1.45	$0.16

There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2022.

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

The detailed segment information of the Company is as follows:

Assets By Segment

	March 31, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$4,703	$55,662	$4,113	$64,478
Accounts receivable	-	956	-	956
Inventories	-	27,157	-	27,157
Total current assets	4,703	83,775	4,113	92,591

TOTAL ASSETS	$4,703	$83,775	$4,113	$92,591

Operations by Segment for the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended
	March 31, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$99,990	$-	$99,990

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	89,590	-	89,590

Operating expenses	63,132	244,380	3,190	310,702

Loss from operations	$(63,132)	$(154,790)	$(3,190)	$(221,112)

	For the Three Months Ended
	March 31, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$51,650	$-	$51,650

Cost of goods sold	-	58,950	-	58,950

Gross profit	-	(7,300)	-	(7,300)

Operating expenses	46,661	308,543	7,014	362,218

Loss from operations	$(46,661)	$(315,843)	$(7,014)	$(369,518)

Operations by Segment for the Six Months Ended March 31, 2022 and 2021

	For the Six Months Ended
	March 31, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$264,542	$-	$264,542

Cost of goods sold	-	36,400	-	36,400

Gross profit	-	228,142	-	228,142

Operating expenses	103,122	489,344	5,985	598,451

Loss from operations	$(103,122)	$(261,202)	$(5,985)	$(370,309)

	For the Six Months Ended
	March 31, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$142,149	$-	$142,149

Cost of goods sold	-	139,050	-	139,050

Gross profit	-	3,099	-	3,099

Operating expenses	95,770	565,014	9,975	670,759

Loss from operations	$(95,770)	$(561,915)	$(9,975)	$(667,660)

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. This amount is included in Accounts payable and accrued expenses on the accompanying Balance Sheets. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. During the three months ended March 31, 2022, but prior to April 1, 20122, the Company made payments totaling $37,000. This satisfied the judgment as of March 31, 2022 and the Company recorded a gain on settlement of debt of $4,914 during the three months ended March 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company borrowed $150,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

On April 1, 2022, the Company’s Board of Directors approved the issuance of a combined total of 3,750,000 restricted shares of the Company’s common stock to certain of its Officers and Directors for future services to be performed. The shares vest monthly from April 2022 through March 2025. The fair value of the shares on the date of grant was $187,500.

The Board also approved the issuance of a combined total of 7,060,000 restricted shares of the Company’s common stock to certain of its Officers and Directors in connection with their officer and shareholder loans. The shares vested upon grant and had a fair value on the date of grant of $353,000. These shares were granted from the 41,353,731 deferred restricted shares of the Company’s common stock which will only be issued upon the sale or merger of the Company (see Note 6 – Restricted Stock Grants), thus reducing the number of shares that can be issued under that certain condition.

During the year ended September 30, 2021, the Company entered into an agreement with a consulting firm under which the firm would provide certain services for the Company. Under the agreement, the firm could earn 1.0 million restricted shares of the Company’s common stock for completing certain services. In April 2022, the Company’s Board of Directors approved the issuance of the 1.0 million shares once the services had been completed. The shares vested upon grant and had a fair value on the date of grant of $50,000.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the six months ended March 31, 2022, PSI recorded a loss of $481,354 relating to its operations, of which $146,019 was allocated to the non-controlling interest.

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

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the six months ended December 31, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the six months ended March 31, 2022, Protec recorded a loss of $7,990, of which $4,244 was allocated to the non-controlling interests.

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

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2022 and 2021 was $99,990 and $51,650, respectively. The increase in revenue in 2022 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the three months ended March 31, 2022 and 2021 was $10,400 and $58,950, respectively. Gross profit (loss) for the three months ended March 31, 2022 and 2021 was $89,590 and $(7,300), respectively. The reason for the gross loss in 2021 was due to inventory write downs of $50,000.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were $310,702 and $362,218, respectively. The decrease in operating expenses in 2022 was due primarily to the decrease in consulting fees and employee-related costs.

Other Income (Expenses)

Other expenses during the three months ended March 31, 2022 consisted of $ $44,664 of interest expense and $4,375 of debt discount amortization, totaling to $49,039. Other expenses during the three months ended March 31, 2021 consisted of $31,993 of interest expense. Other income during the three months ended March 31, 2022 consisted of a gain of $4,914 on the settlement of debt.

Net Loss

Our net loss for the three months ended March 31, 2022 was $265,237, compared to a net loss of $401,511 for the three months ended March 31, 2021. The decrease in the net loss in 2022 was primarily due to the increase in revenues and gross profit and the decrease in operating expenses.

Results of Operations for the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

Revenue and Cost of Goods Sold

Revenue for the six months ended March 31, 2022 and 2021 was $264,542 and $142,149, respectively. The increase in revenue in 2022 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the six months ended March 31, 2022 and 2021 was $36,400 and $139,050, respectively. Gross profit for the six months ended March 31, 2022 and 2021 was $228,142 and $3,099, respectively. The reason for the low margin in 2021 was due to inventory write downs of $100,000.

Operating Expenses

Operating expenses for the six months ended March 31, 2022 and 2021 were $598,451 and $670,759, respectively. The decrease in operating expenses in 2022 was due primarily to the decrease in consulting fees and employee-related costs.

Other Income (Expenses)

Other expenses during the six months ended March 31, 2022 consisted of $86,251 of interest expense and $8,750 of debt discount amortization, totaling to $95,001. Other expenses during the six months ended March 31, 2021 consisted of $58,151 of interest expense. Other income during the six months ended March 31, 2022 consisted of a gain of $4,914 on the settlement of debt.

Net Loss

Our net loss for the six months ended March 31, 2022 was $460,396, compared to a net loss of $725,811 for the six months ended March 31, 2021. The decrease in the net loss in 2022 was primarily due to the increase in revenues and gross profit and the decrease in operating expenses.

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended
	March 31, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$99,990	$-	$99,990

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	89,590	-	89,590

Operating expenses	63,132	244,380	3,190	310,702

Loss from operations	$(63,132)	$(154,790)	$(3,190)	$(221,112)

	For the Three Months Ended
	March 31, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$51,650	$-	$51,650

Cost of goods sold	-	58,950	-	58,950

Gross profit	-	(7,300)	-	(7,300)

Operating expenses	46,661	308,543	7,014	362,218

Loss from operations	$(46,661)	$(315,843)	$(7,014)	$(369,518)

Revenue for the Medical Devices segment for the three months ended March 31, 2022 and 2021 was $99,990 and $51,650, respectively. The increase in 2022 was due to the increase in trade sales at PSI. Cost of goods sold for the three months ended March 31, 2022 and 2021 was $10,400 and $58,950, respectively, and the gross profit (loss) was $89,590 and $(7,300), respectively. The negative gross profit was primarily due to the write down of inventories of $50,000 during the quarter. Operating expenses for the three months ended March 31, 2022 and 2021 was $244,380 and $308,543, respectively. The decrease in operating expenses in 2022 was primarily due to the decrease in employee-related costs and contract labor. The loss from operations for the three months ended March 31, 2022 and 2021 was $154,790 and $315,843, respectively.

There was no revenue or cost of goods sold for the Authentication and Encryption segment for the three months ended March 31, 2022 and 2021. Operating expenses for the three months ended March 31, 2022 and 2021 was $3,190 and $7,014, respectively. The decrease in operating expenses in 2022 was primarily due to the decrease in employee-related costs. The loss from operations for the three months ended March 31, 2022 and 2021 was $3,190 and $7,014, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended March 31, 2022 and 2021 was $63,132 and $46,661, respectively. The increase in operating expenses in 2022 was primarily due to the increase in professional fees and stock compensation. The loss from operations for the three months ended March 31, 2022 and 2021 was $63,132 and $46,661, respectively.

Operations by Segment for the Six Months Ended March 31, 2022 and 2021

	For the Six Months Ended
	March 31, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$264,542	$-	$264,542

Cost of goods sold	-	36,400	-	36,400

Gross profit	-	228,142	-	228,142

Operating expenses	103,122	489,344	5,985	598,451

Loss from operations	$(103,122)	$(261,202)	$(5,985)	$(370,309)

	For the Six Months Ended
	March 31, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$142,149	$-	$142,149

Cost of goods sold	-	139,050	-	139,050

Gross profit	-	3,099	-	3,099

Operating expenses	95,770	565,014	9,975	670,759

Loss from operations	$(95,770)	$(561,915)	$(9,975)	$(667,660)

Revenue for the Medical Devices segment for the six months ended March 31, 2021 was $264,542 and $142,149, respectively. The increase in 2022 was due to the increase in trade sales at PSI. Cost of goods sold for the six months ended March 31, 2022 and 2021 was $36,400 and $139,050, respectively, and the gross profit was $228,142 and $3,099, respectively. The low profit margin in 2022 was primarily due to the write down of inventories of $100,000 in 2021. Operating expenses for the six months ended March 31, 2022 and 2021 was $489,344 and $565,014, respectively. The decrease in operating expenses in 2022 was primarily due to the decrease in employee-related costs and contract labor. The loss from operations for the six months ended March 31, 2022 and 2021 was $261,202 and $561,915, respectively.

There was no revenue or cost of goods sold for the Authentication and Encryption segment for the six months ended March 31, 2022 and 2021. Operating expenses for the six months ended March 31, 2022 and 2021 was $5,985 and $9,975, respectively. The decrease in operating expenses in 2022 was primarily due to the decrease in employee-related costs. The loss from operations for the six months ended March 31, 2021 and 2020 was $5,985 and $9,975, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the six months ended March 31, 2022 and 2021 was $103,122 and $95,770, respectively. The increase in operating expenses in 2022 was primarily due to the increase in professional fees and stock compensation. The loss from operations for the six months ended March 31, 2022 and 2021 was $103,122 and $95,770, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the six months ended March 31, 2022, the Company incurred a net loss of $460,396 and used cash in operations of $438,201, and had a shareholders’ deficit of $3,719,244 as of March 31, 2022. In addition, loans payable of $1,816,250 and payroll taxes of $66,834 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $64,478. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the six months ended March 31, 2022, the Company received $326,000 through short-term loans from officers and shareholders and $304,600 from a U.S. SBA loan payable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Comparison of six months ended March 31, 2022 and 2021

As of March 31, 2022, we had $64,478 in cash, negative working capital of $3,414,644 and an accumulated deficit of $28,699,761.

As of March 31, 2021, we had $146,139 in cash, negative working capital of $2,813,176 and an accumulated deficit of $27,977,238.

Cash flows used in operating activities

During the six months ended March 31, 2022, the Company used cash flows in operating activities of $438,201, compared to $565,181 used in the six months ended March 31, 2021. During the six months ended March 31, 2022, the Company incurred a net loss of $460,396 and $96,250 of non-cash expenses, compared to a net loss of $725,811 and $211,975 of non-cash expenses during the six months ended March 31, 2021.

Cash flows used in investing activities

During the six months ended March 31, 2022 and 2021, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended March 31, 2022, the Company had proceeds from loans payable from officers and shareholders of $326,000 and $304,600 from a U.S. SBA loan payable, and repaid $160,000 of its loans payable from officers and shareholders. During the six months ended March 31, 2021, the Company had proceeds from loans payable from officers and shareholders of $660,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock-based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on February 15, 2022. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the six months ended March 31, 2022.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of March 31, 2022.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. During the three months ended March 31, 2022, but prior to April 1, 20122, the Company made payments totaling $37,000. This satisfied the judgment as of March 31, 2022 and the Company recorded a gain on settlement of debt of $4,914 during the three months ended March 31, 2022.

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

WELLNESS CENTER USA, INC.

Date: May 23, 2022	By:	/s/ Paul D. Jones
Paul D. Jones President (Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: May 23, 2022	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	May 23, 2022
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	May 23, 2022
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	May 23, 2022
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	May 23, 2022
Thomas E. Scott

/s/ William E. Kingsford	Director	May 23, 2022
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	May 23, 2022
Roy M. Harsch

