Form 10-Q
period 2022-06-30
Wellness Center USA, Inc.
filed 2022-08-15
CIK 1516887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

The number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 30, 2022 was 135,999,577.

FORM 10-Q

WELLNESS CENTER USA, INC.

JUNE 30, 2022

Wellness Center USA, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$42,045	$32,079
Inventories, net	99,741	50,000
Total Current Assets	141,786	82,079

TOTAL ASSETS	$141,786	$82,079

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$716,008	$624,337
Payroll taxes payable, past due	62,334	75,834
Lease abandonment liability	547,878	672,878
Loans payable from officers and shareholders, including $1,907,250 past due at June 30, 2022 - net of debt discount of $2,697 and 15,822, respectively	2,509,503	2,055,378
Total Current Liabilities	3,835,723	3,428,427

U.S. SBA loan payable	304,600	-
Total Liabilities	4,140,323	3,428,427

Shareholders’ Deficit
Common stock, par value $0.001, 200,000,000 shares authorized; 135,999,577 and 123,877,077 shares issued and outstanding, respectively	136,000	123,877
Additional paid-in capital	25,795,757	25,258,005
Accumulated deficit	(29,321,882)	(28,389,628)
Total Wellness Center USA shareholders’ deficit	(3,390,125)	(3,007,746)

Non-controlling interest	(608,412)	(338,602)
Total Shareholder’s deficit	(3,998,537)	(3,346,348)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$141,786	$82,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Trade sales	$107,500	$78,620	$372,042	$220,769

Cost of goods sold	10,400	10,400	46,800	149,450

Gross profit	97,100	68,220	325,242	71,319

Operating expenses	430,227	272,666	1,028,678	943,425

Loss from operations	(333,127)	(204,446)	(703,436)	(872,106)

Other income (expenses):
Interest expense	(51,166)	(36,230)	(137,417)	(94,381)
Amortization of debt discount	(4,375)	-	(13,125)	-
Financing costs-related parties	(353,000)	-	(353,000)	-
Gain on settlement of debt	-	-	4,914	-
Total other expenses, net	(408,541)	(36,230)	(498,628)	(94,381)

NET LOSS	(741,668)	(240,676)	(1,202,064)	(966,487)

Net loss attributable to non-controlling interest	119,547	87,079	269,810	419,015

NET LOSS ATTRIBUTABLE TO WELLNESS CENTER USA, INC.	(622,121)	(153,597)	(932,254)	(547,472)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	135,226,912	122,096,521	128,602,434	120,257,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total WCUI	Non-controlling
	Shares	Amount	Capital	Deficit	Deficit	Interest	Total

Balance, March 31, 2022 (unaudited)	126,377,077	$126,377	$25,343,005	$(28,699,761)	$(3,230,379)	$(488,865)	$(3,719,244)

Fair value of common stock issued for services to officers and directors	1,562,500	1,563	57,812	-	59,375	-	59,375

Fair value of common stock issued to officers and directors in connection with shareholder loans	7,060,000	7,060	345,940	-	353,000	-	353,000

Fair value of common stock issued for consulting services	1,000,000	1,000	49,000	-	50,000	-	50,000

Net loss for the three months ended June 30, 2022	-	-	-	(622,121)	(622,121)	(119,547)	(741,668)

Balance, June 30, 2022 (unaudited)	135,999,577	$136,000	$25,795,757	$(29,321,882)	$(3,390,125)	$(608,412)	$(3,998,537)

Balance, September 30, 2021	123,877,077	$123,877	$25,258,005	$(28,389,628)	$(3,007,746)	$(338,602)	$(3,346,348)

Fair value of common stock issued for services to officers and directors	4,062,500	4,063	142,812	-	146,875	-	146,875

Fair value of common stock issued to officers and directors in connection with shareholder loans	7,060,000	7,060	345,940	-	353,000	-	353,000

Fair value of common stock issued for consulting services	1,000,000	1,000	49,000	-	50,000	-	50,000

Net loss for the nine months ended June 30, 2022	-	-	-	(932,254)	(932,254)	(269,810)	(1,202,064)

Balance, June 30, 2022 (unaudited)	135,999,577	$136,000	$25,795,757	$(29,321,882)	$(3,390,125)	$(608,412)	$(3,998,537)

Balance, March 31, 2021 (unaudited)	121,027,077	$121,027	$25,155,855	$(27,977,238)	$(2,700,356)	$(149,986)	$(2,850,342)

Fair value of common stock issued for services to officers and directors	1,250,000	1,250	42,500	-	43,750	-	43,750

Net loss for the three months ended June 30, 2021	-	-	-	(153,597)	(153,597)	(87,079)	(240,676)

Balance, June 30, 2021 (unaudited)	122,277,077	$122,277	$25,198,355	$(28,130,835)	$(2,810,203)	$(237,065)	$(3,047,268)

Balance, September 30, 2020	118,252,077	$118,252	$25,053,616	$(27,583,363)	$(2,411,495)	$181,950	$(2,229,545)

Fair value of vested stock options	-	-	21,764	-	21,764	-	21,764

Fair value of common stock issued for services to officers and directors	4,025,000	4,025	122,975	-	127,000	-	127,000

Net loss for the nine months ended June 30, 2021	-	-	-	(547,472)	(547,472)	(419,015)	(966,487)

Balance, June 30, 2021 (unaudited)	122,277,077	$122,277	$25,198,355	$(28,130,835)	$(2,810,203)	$(237,065)	$(3,047,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wellness Center USA, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2022	2021
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,202,064)	$(966,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	-	6,961
Amortization of debt discount	13,125	-
Provision for excess and slow moving inventories	-	100,000
Fair value of common shares issued for services	146,875	127,000
Fair value of common stock issued in connection with shareholder loans	353,000	-
Fair value of common stock issued for consulting services	50,000	-
Fair value of stock options issued for services	-	21,764
Gain on settlement of debt	(4,914)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	(37,500)
Inventories	(49,741)	(134,570)
Prepaid expenses and other assets	-	500
(Decrease) Increase in:
Accounts payable and accrued expenses	96,585	140,772
Payroll taxes payable	(13,500)	(12,000)
Lease abandonment liability	(125,000)	-
Lease liability	-	(6,961)
Net cash used in operating activities	(735,634)	(760,521)

Cash Flows from Financing Activities
Proceeds from loans payable from officers and shareholders	601,000	751,000
Repayments of loans payable from officers and shareholders	(160,000)	-
Proceeds from SBA loan payable	304,600	-
Net cash provided by financing activities	745,600	751,000

Net increase (decrease) in cash	9,966	(9,521)

Cash beginning of period	32,079	51,320
Cash end of period	$42,045	$41,799

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WELLNESS CENTER USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2022 and 2021

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements of Wellness Center USA, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

COVID-19 Considerations

During the nine months ended June 30, 2022, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the customers who purchase our products.

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

Through June 30, 2022, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through June 30, 2022, the Company continues to generate cash flows through financing activities to meet its short-term liquidity needs, and it expects to maintain access to those shareholder loans. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2022, the Company incurred a net loss of $1,202,064 and used cash in operations of $735,634, and at June 30, 2022, had a shareholders’ deficit of $3,998,537 as of June 30, 2022. In addition, loans payable of $1,907,250 and payroll taxes of $62,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our September 30, 2021 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $42,045. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2022, the Company received $601,000 through short-term loans from officers and shareholders and $304,600 through a U.S. SBA loan payable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the Company’s subsidiaries and the accounts of its subsidiaries for which it was determined that Company has operational and management control. The Company’s consolidated subsidiaries and/or controlled entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest at June 30, 2022
Psoria-Shield Inc. (“PSI”)	The State of Florida	June 2009 (August 2012)	51%
StealthCo, Inc. (“StealthCo”)	The State of Illinois	March 2014	100%
Protec Scientific, Inc (“Protec”)	The State of New York	April 2020	32%

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accounts receivable and allowance for uncollectible amounts, inventory and obsolescence reserves, accruals for potential liabilities, valuations of stock-based compensation, and realization of deferred tax assets, among others. Actual results could differ from these estimates.

Income (Loss) Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended June 30, 2022 and 2021, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2022 and 2021, the dilutive impact of outstanding stock options of 4,427,738 and 5,277,738 shares, respectively, and outstanding warrants for 25,028,083 and 34,712,074 shares, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

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

The Company sells its products through two main sales channels: 1) directly to customers who use its products (the “Direct Channel”) and 2) to distribution partners who resell its products (the “Indirect Channel”). Under the Direct Channel, the Company sells its products to and receives payment directly from customers who purchase its products. Under the Indirect Channel, the Company has entered into distribution agreements that allow the distributors to sell its products and fulfill performance obligations under the agreements. During the nine months ended June 30, 2022 and 2021, all of the Company’s products were sold through its Direct Channel.

Revenue is generally recognized upon shipment or when a service has been completed, unless we have significant performance obligations for services still to be completed. We recognize revenue when a material reversal is no longer probable. Payments received before the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. There was no deferred revenue at June 30, 2022 and September 30, 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. At June 30, 2022, primarily all of the inventories consisted of raw materials or work-in-progress. The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount, if any, is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At June 30, 2022 and September 30, 2021, the Company had recorded a cumulative write-down of $173,930 for excess and slow moving inventories.

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

NOTE 3 – LOANS PAYABLE FROM OFFICERS AND SHAREHOLDERS

As of September 30, 2021, loans payable to officers and shareholders of $2,071,200 were outstanding and $1,165,250 was past due. During the nine months ended June 30, 2022, the Company and its subsidiary, PSI, borrowed $601,000 from its officers and shareholders and repaid $160,000 of those loans. The loans have an interest rate of eight percent per annum and are due one year from the date of issuance. As of June 30, 2022, loans payable to officers and shareholders of $2,512,200 were outstanding, of which $1,907,250 of principal was past due. In addition, as of June 30, 2022, $363,530 of accrued and unpaid interest is included in accounts payable and accrued expenses.

At September 30, 2021, the balance of the unamortized discount related to loans payable to officers and shareholders was $15,822. During the three and nine months ended June 30, 2022, the Company amortized $4,375 and $13,125, respectively, of the debt discount and the balance of the unamortized discount at June 30, 2022 was $2,697.

NOTE 4 – U.S. SMALL BUSINESS ADMINISTRATION LOAN PAYABLE

During the nine months ended June 30, 2022, the Company entered into a loan agreement with the U.S. Small Business Administration (SBA) under which the Company borrowed $304,600. The note accrues interest at 3.75% per annum and calls for monthly payments of $1,569 beginning in February 2024 and maturing in February 2052. The loan is secured by all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Officer. The balance of $304,600 was due as of June 30, 2022, plus $3,974 of accrued and unpaid interest.

NOTE 5 – LEASE ABANDONMENT LIABILITY

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

On or about June 29, 2020, the Company received notice that Hanover Hoffman Estates, LLC (“HHE”), filed case number 2020L006092 in the Circuit Court of Cook County alleging a failure to pay Base Rent and abandonment of certain office space in Hoffman Estates, Illinois subject to a Commercial Lease dated May 26, 2016 (the “HHE Litigation”). HHE sought at least $672,878 in base rent and other amounts under the lease, as well as treble damages from the Company’s ex-CEO and two past Directors who were serving on our Board as of the date of the lease. As of June 30, 2022, the Company has recorded the full amount of the judgement due.

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

As of September 30, 2021, the Company had recorded a lease settlement liability of $672,878. During the nine months ended June 30, 2022, the Company made a payment of $125,000 towards the Settlement Amount and as of June 30, 2022, the lease settlement liability was $547,878. The Company will adjust any remaining balance of the lease settlement liability after it has completed the payment and satisfaction of the remaining $225,000 Settlement Amount.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock Issued for Services

During the year ended September 30, 2021, the Company entered into an agreement with a consulting firm under which the firm would provide certain services for the Company. Under the agreement, the firm could earn 1,000,000 restricted shares of the Company’s common stock for completing certain services. In April 2022, the Company’s Board of Directors approved the issuance of the 1,000,000 shares once the services had been completed. The shares vested upon grant and had a fair value on the date of grant of $50,000.

Restricted Stock Grants

The following table summarizes restricted common stock activity:

	Number of Restricted Shares	Fair Value	Weighted Average Grant Date Fair Value

Non-vested, September 30, 2021	8,750,000	$325,000	$0.03
Granted	3,750,000	187,500	0.05
Vested	(4,062,500)	(146,875)	0.04
Forfeited	-	-	-
Non-vested, June 30, 2022	8,437,500	$365,625	$0.04

On April 1, 2022, the Company’s Board of Directors approved the issuance of a combined total of 3,750,000 restricted shares of the Company’s common stock to certain of its Officers and Directors for future services to be performed. The shares vest monthly from April 2022 through March 2025. The fair value of the shares on the date of grant was $187,500.

During the three and nine months ended June 30, 2022, the Company recorded $59,375 and $146,875, respectively, of stock compensation for the value of vested restricted common stock, and as of June 30, 2022, unvested compensation of $365,625 remained that will be amortized over the remaining vesting period, through March 2025.

In addition to the above grants, during the year ended September 30, 2021, the Company’s Board of Directors approved the issuance of a combined total of 41,353,731 restricted shares of the Company’s common stock (“Escrow Shares Account”) to its Officers and Directors all of which will only be issued upon the sale or merger of the Company. No stock compensation was recorded relating to that grant as management feels it is a remote possibility that a sale or merger of the Company will happen within the next twelve months. The Company will account for the shares once they are granted to its Officers and Directors (see below). The number of shares available to be issued under this condition is reduced by the issuance of shares from the Escrow Shares Account and increased by the grant of shares into the Escrow Shares Account.

On April 1, 2022, the Board approved the issuance of a combined total of 7,060,000 restricted shares of the Company’s common stock to certain of its Officers and Directors in connection with their officer and shareholder loans. The shares vested upon grant and had a fair value on the date of grant of $353,000. These shares were granted from the 41,353,731 Escrow Shares Account (see above), thus reducing the number of shares that can be issued under that account. The Board also approved the issuance of 1,250,000 shares to its CEO, which were added to the Escrow Shares Account balance. The 1,250,000 shares will only be issued upon the sale or merger of the Company, and as such, no stock compensation was recorded.

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

The table below summarizes the Company’s stock option activities for the nine months ended June 30, 2022:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	5,277,738	$ 0.03 - 0.26	$0.15
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(850,000)	0.12 - 0.26	0.17
Balance, June 30, 2022	4,427,738	$ 0.03 - 0.26	$0.14
Vested and exercisable, June 30, 2022	4,427,738	$ 0.03 - 0.26	$0.14

Unvested, June 30, 2022	-	$-	$-

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.03 - 0.26	4,427,738	1.08	$0.14	4,427,738	1.08	$0.14

$0.03 - 0.26	4,427,738	1.08	$0.14	4,427,738	1.08	$0.14

During the nine months ended June 30, 2022, no stock compensation was recorded for the value of options vesting during the period, and as of June 30, 2022, no unvested compensation remained that will be amortized over the remaining vesting period.

As of June 30, 2022, there were 25,572,262 shares of stock options remaining available for issuance under the 2010 Plan. There was no intrinsic value for option shares outstanding at June 30, 2022.

Stock Warrants

The table below summarizes the Company’s warrants activities for the nine months ended June 30, 2022:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price

Balance, September 30, 2021	32,032,075	$0.07 - 0.40	$0.16
Granted	-	-	-
Cancelled	-	-	-
Exercised	-	-	-
Expired	(7,003,992)	0.12 - 0.18	0.15
Balance, June 30, 2022	25,028,083	$0.07 - 0.40	$0.17
Vested and exercisable, June 30, 2022	25,028,083	$0.07 - 0.40	$0.17

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.07 – 0.20	24,078,083	1.45	$0.16	24,078,083	1.45	$0.16
0.21 – 0.40	950,000	0.81	0.33	950,000	0.81	0.33

$0.07 – 0.40	25,028,083	1.42	$0.17	25,028,083	1.42	$0.17

There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2022.

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

The detailed segment information of the Company is as follows:

Assets By Segment

	June 30, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total
ASSETS
Current Assets
Cash	$1,068	$37,682	$3,295	$42,045
Inventories	-	99,741	-	99,741
Total current assets	1,068	137,423	3,295	141,786

TOTAL ASSETS	$1,068	$137,423	$3,295	$141,786

Operations by Segment for the Three Months Ended June 30, 2022 and 2021

	For the Three Months Ended
	June 30, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$107,500	$-	$107,500

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	97,100	-	97,100

Operating expenses	105,396	317,313	7,518	430,227

Loss from operations	$(105,396)	$(220,213)	$(7,518)	$(333,127)

	For the Three Months Ended
	June 30, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$78,620	$-	$78,620

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	68,220	-	68,220

Operating expenses	42,849	226,575	3,242	272,666

Loss from operations	$(42,849)	$(158,355)	$(3,242)	$(204,446)

Operations by Segment for the Nine Months Ended June 30, 2022 and 2021

	For the Nine Months Ended
	June 30, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$372,042	$-	$372,042

Cost of goods sold	-	46,800	-	46,800

Gross profit	-	325,242	-	325,242

Operating expenses	208,518	806,657	13,503	1,028,678

Loss from operations	$(208,518)	$(481,415)	$(13,503)	$(703,436)

	For the Nine Months Ended
	June 30, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$220,769	$-	$220,769

Cost of goods sold	-	149,450	-	149,450

Gross profit	-	71,319	-	71,319

Operating expenses	138,619	791,589	13,217	943,425

Loss from operations	$(138,619)	$(720,270)	$(13,217)	$(872,106)

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. This amount is included in Accounts payable and accrued expenses on the accompanying Balance Sheets. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. During the nine months ended June 30, 2022, but prior to April 1, 2022, the Company made payments totaling $37,000. This satisfied the judgment as of June 30, 2022, and the Company recorded a gain on settlement of debt of $4,914 during the nine months ended June 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company borrowed $75,000 from its officers and shareholders. All of the loans are unsecured, have an interest rate of eight percent and are due one year from the date of issuance.

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

Effective April 30, 2020, the joint venture with GEN2 was reorganized. GEN2 shareholders exchanged their common shares in GEN2, and the individual exchanged his membership interests in NEO, for common shares representing 49% ownership in PSI. The Company retained its common shares in PSI, which provides the Company a 51% economic interest in the PSI technology and products developed by the joint venture. During the nine months ended June 30, 2022, PSI recorded a loss of $541,206 relating to its operations, of which $265,191 was allocated to the non-controlling interest.

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

Protec

In May 2020, the Company’s subsidiary, PSI, agreed to become a majority shareholder in Protec Scientific, Inc. (“Protec”), a company formed in April 2020. As of September 30, 2020, PSI had contributed $191,000 to Protec with the Company’s share being approximately 32%, based on its PSI ownership. The remaining 30% share is attributed to PSI’s minority shareholders. During the nine months ended December 31, 2020, Protec received an additional $120,000 from non-affiliated investors. The additional investments gave the non-controlling interests a 68% ownership interest in Protec. During the nine months ended June 30, 2022, Protec recorded a loss of $6,755, of which $4,619 was allocated to the non-controlling interests.

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

Inflation Risk

The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2022 and 2021 was $107,500 and $78,620, respectively. The increase in revenue in 2022 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the three months ended June 30, 2022 and 2021 was $10,400, respectively. Gross profit for the three months ended June 30, 2022 and 2021 was $97,100 and $68,220, respectively. The reason for the increase in gross profit in 2022 was due to increased sales at PSI.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 and 2021 were $430,227 and $272,666, respectively. The increase in operating expenses in 2022 was due primarily to the increase in stock-related compensation.

Other Expenses

Other expenses during the three months ended June 30, 2022 totaled $408,541, and consisted of $51,166 of interest expense, $4,375 of debt discount amortization, and $353,000 of financing costs. Other expenses during the three months ended June 30, 2021 consisted of $36,230 of interest expense.

Net Loss

Our net loss for the three months ended June 30, 2022 was $741,668, compared to a net loss of $240,676 for the three months ended June 30, 2021. The increase in the net loss in 2022 was primarily due to the increase in operating expenses, which primarily related to stock compensation.

Results of Operations for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.

Revenue and Cost of Goods Sold

Revenue for the nine months ended June 30, 2022 and 2021 was $372,042 and $220,769, respectively. The increase in revenue in 2022 related to the increase in revenues at PSI due to the roll-out of their new Aurora medical device. Cost of sales for the nine months ended June 30, 2022 and 2021 was $46,800 and $149,450, respectively. Gross profit for the nine months ended June 30, 2022 and 2021 was $325,242 and $71,319, respectively. The reason for the increase in gross profit in 2022 was due to increased sales at PSI.

Operating Expenses

Operating expenses for the nine months ended June 30, 2022 and 2021 were $1,028,678 and $943,425, respectively. The increase in operating expenses in 2022 was due primarily to the increase in employee-related costs and stock compensation.

Other Income (Expenses)

Other expenses during the nine months ended June 30, 2022 totaled 498,628, and consisted of $137,417 of interest expense, $13,125 of debt discount amortization, $353,000 of financing costs, offset by a gain of $4,914 on the settlement of debt. Other expenses during the nine months ended June 30, 2021 consisted of $94,381 of interest expense.

Net Loss

Our net loss for the nine months ended June 30, 2022 was $1,202,064, compared to a net loss of $966,487 for the nine months ended June 30, 2021. The increase in the net loss in 2022 was primarily due to the increase in operating expenses and stock-related compensation.

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

The detailed segment information of the Company is as follows:

Operations by Segment for the Three Months Ended June 30, 2022 and 2021

	For the Three Months Ended
	June 30, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$107,500	$-	$107,500

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	97,100	-	97,100

Operating expenses	105,396	317,313	7,518	430,227

Loss from operations	$(105,396)	$(220,213)	$(7,518)	$(333,127)

	For the Three Months Ended
	June 30, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$78,620	$-	$78,620

Cost of goods sold	-	10,400	-	10,400

Gross profit	-	68,220	-	68,220

Operating expenses	42,849	226,575	3,242	272,666

Loss from operations	$(42,849)	$(158,355)	$(3,242)	$(204,446)

Revenue for the Medical Devices segment for the three months ended June 30, 2022 and 2021 was $107,500 and $78,620, respectively. The increase in 2022 was due to the increase in trade sales. Cost of goods sold for the three months ended June 30, 2022 and 2021 was $10,400, respectively, and the gross profit was $97,100 and $68,220, respectively. Operating expenses for the three months ended June 30, 2022 and 2021 was $317,313 and $226,575, respectively. The increase in operating expenses in 2022 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the three months ended June 30, 2022 and 2021 was $220,213 and $158,355, respectively.

There was no revenue or cost of goods sold for the Authentication and Encryption segment for the three months ended June 30, 2022 and 2021. Operating expenses for the three months ended June 30, 2022 and 2021 was $7,518 and $3,242, respectively. The increase in operating expenses in 2022 was primarily due to the increase in miscellaneous costs. The loss from operations for the three months ended June 30, 2022 and 2021 was $7,518 and $3,242, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the three months ended June 30, 2022 and 2021 was $458,396 and $42,849, respectively. The increase in operating expenses in 2022 was primarily due to the increase in stock compensation. The loss from operations for the three months ended June 30, 2022 and 2021 was $458,396 and $42,849, respectively.

Operations by Segment for the Nine Months Ended June 30, 2022 and 2021

	For the Nine Months Ended
	June 30, 2022
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$372,042	$-	$372,042

Cost of goods sold	-	46,800	-	46,800

Gross profit	-	325,242	-	325,242

Operating expenses	208,518	806,657	13,503	1,028,678

Loss from operations	$(208,518)	$(481,415)	$(13,503)	$(703,436)

	For the Nine Months Ended
	June 30, 2021
	WCUI	PSI	Stealthco
	Corporate	Medical Devices	Authentication and Encryption	Total

Trade Sales	$-	$220,769	$-	$220,769

Cost of goods sold	-	149,450	-	149,450

Gross profit	-	71,319	-	71,319

Operating expenses	138,619	791,589	13,217	943,425

Loss from operations	$(138,619)	$(720,270)	$(13,217)	$(872,106)

Revenue for the Medical Devices segment for the nine months ended June 30, 2021 was $372,042 and $220,769, respectively. The increase in 2022 was due to the increase in trade sales. Cost of goods sold for the nine months ended June 30, 2022 and 2021 was $46,800 and $149,450, respectively, and the gross profit was $325,242 and $71,319, respectively. The increase in gross profit in 2022 was primarily due to the increase in sales. Operating expenses for the nine months ended June 30, 2022 and 2021 was $806,657 and $791,589, respectively. The increase in operating expenses in 2022 was primarily due to the increase in employee-related costs and contract labor. The loss from operations for the nine months ended June 30, 2022 and 2021 was $481,415 and $720,270, respectively.

There was no revenue or cost of goods sold for the Authentication and Encryption segment for the nine months ended June 30, 2022 and 2021. Operating expenses for the nine months ended June 30, 2022 and 2021 was $13,503 and $13,217, respectively. There was no significant change in operating expenses during the two periods. The loss from operations for the nine months ended June 30, 2021 and 2020 was $13,503 and $13,217, respectively.

The Corporate segment primarily provides executive management services for the Company. Operating expenses for the nine months ended June 30, 2022 and 2021 was $561,518 and $138,619, respectively. The increase in operating expenses in 2022 was primarily due to the increase in stock-related compensation. The loss from operations for the nine months ended June 30, 2022 and 2021 was $561,518 and $138,619, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has not yet generated significant revenues and has incurred recurring net losses. During the nine months ended June 30, 2022, the Company incurred a net loss of $1,202,064 and used cash in operations of $735,634, and had a shareholders’ deficit of $3,998,537 as of June 30, 2022. In addition, loans payable of $1,907,250 and payroll taxes of $62,334 are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report published on our September 30, 2021 year-end financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $42,045. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to rely on these sources of capital in the future. During the nine months ended June 30, 2022, the Company received $601,000 through short-term loans from officers and shareholders and $304,600 from a U.S. SBA loan payable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Comparison of nine months ended June 30, 2022 and 2021

As of June 30, 2022, we had $42,045 in cash, negative working capital of $3,693,937 and an accumulated deficit of $29,321,882.

As of June 30, 2021, we had $41,799 in cash, negative working capital of $3,010,102 and an accumulated deficit of $28,130,835

Cash flows used in operating activities

During the nine months ended June 30, 2022, the Company used cash flows in operating activities of $735,634, compared to $760,521 used in the nine months ended June 30, 2021. During the nine months ended June 30, 2022, the Company incurred a net loss of $1,202,064 and $558,086 of non-cash expenses, compared to a net loss of $966,487 and $255,725 of non-cash expenses during the nine months ended June 30, 2021.

Cash flows used in investing activities

During the nine months ended June 30, 2022 and 2021, the Company had no cash flows from investing activities.

Cash flows provided by financing activities

During the nine months ended June 30, 2022, the Company had proceeds from loans payable from officers and shareholders of $601,000 and $304,600 from a U.S. SBA loan payable, and repaid $160,000 of its loans payable from officers and shareholders. During the nine months ended June 30, 2021, the Company had proceeds from loans payable from officers and shareholders of $751,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Critical Accounting Policies.

The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company’s most critical accounting policies include, but are not limited to, those related to fair value of financial instruments, revenue recognition, stock-based compensation for obtaining employee services, and equity instruments issued to parties other than employees for acquiring goods or services. Details regarding the Company’s use of these policies and the related estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on February 15, 2022. There have been no material changes to the Company’s critical accounting policies that impact the Company’s financial condition, results of operations or cash flows for the nine months ended June 30, 2022.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2022.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the nine months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 8, 2021, Periklis Papadopoulus, a former Director who was named as an additional Defendant in the HHE litigation, filed a counterclaim against the Company seeking indemnification for attorneys’ fees he incurred in obtaining his dismissal from the HHE litigation. Subsequent to September 30, 2021, the Company settled the counterclaim by agreeing to pay $41,914, with $15,000 payable on or about January 4, 2022 and the balance in sixteen monthly installments commencing June 4, 2022, each in the amount of $1,791. The settlement amount shall be reduced to $37,000 if it is paid prior to April 1, 2022, or $39,000 if paid before July 1, 2022. The Company agreed to entry of a judgment in the amount of $41,914 to secure payments under the settlement agreement. Upon payment of the settlement, Papadopoulos will provide the Company with a satisfaction of judgment. During the nine months ended June 30, 2022, but prior to April 1, 2022, the Company made payments totaling $37,000. This satisfied the judgment as of March 31, 2022 and the Company recorded a gain on settlement of debt of $4,914 during the nine months ended June 30, 2022.

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

WELLNESS CENTER USA, INC.

Date: August 15, 2022	By:	/s/ Paul D. Jones
Paul D. Jones
President
(Duly Authorized Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WELLNESS CENTER USA, INC.

Date: August 15, 2022	By:	/s/ Douglas W. Samuelson
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

SIGNATURE	TITLE	DATE

/s/ Calvin O’Harrow	Chief Executive Officer, Director	August 15, 2022
Calvin O’Harrow

/s/ Douglas W. Samuelson	Chief Financial Officer and Principal Accounting Officer	August 15, 2022
Douglas W. Samuelson

/s/ Paul D. Jones	Director, President	August 15, 2022
Paul D. Jones

/s/ Thomas E. Scott	Director, Secretary	August 15, 2022
Thomas E. Scott

/s/ William E. Kingsford	Director	August 15, 2022
William E. Kingsford

/s/ Roy M. Harsch	Director, Chairman	August 15, 2022
Roy M. Harsch

